Form 10QSB
period 1995-03-31
LNH REIT INC
filed 1995-05-15
CIK 350206

SECURITIES AND EXCHANGE COMMISSION



                       WASHINGTON, DC   20549

     ----------------------------------------------------------
                              FORM 10-QSB



              Quarterly Report Under Section 13 or 15(d)

                of the Securities Exchange Act of 1934

        ---------------------------------------------------



For Quarterly Period Ended March 31,1995

                          ---------------

Commission File Number  1 - 8330

                       ---------



                       LNH REIT, Inc.

 --------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)



      Maryland                                    75-1732388

- -------------------------------      ---------------------------

(State or other jurisdiction of         (IRS Employer

 incorporation or organization)          Identification No.)





300 One Jackson Place

188 East Capitol Street

P.O. Box 22728

Jackson, Mississippi                                 39225-2728

- ----------------------------------------        -----------------

(Address of principal executive offices)              Zip Code



Issuer's telephone number, including area code   (601) 948-4091

                                                 --------------

- -----------------------------------------------------------------

          Former name, former address and former fiscal year,

                   if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X            NO
                               ---------           ----------

2,200,000 Shares of common stock $.50 par value, were outstanding at May 12, 1995.



LNH REIT, INC.

FORM 10-QSB

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 1995

- -----------------------------------------------------------------



Part I.  Financial Information

                                                         Pages


Item 1.     Consolidated financial statements

     Consolidated balance sheets, March 31, 1995

       and December 31, 1994


     Consolidated statements of operations for the

       three months ended March 31, 1995 and 1994


     Consolidated statements of cash flow for the

        three months ended March 31, 1995 and 1994



     Consolidated statements of stockholders'

        equity for the three months ended

        March 31, 1995 and 1994



     Notes to consolidated financial statements



Item 2.     Management's discussion and analysis of

            financial condition and results of operations





                        Part II. Other Information



Item 6.     Exhibits and Reports on Form 8-K





                              Signatures



Authorized signatures

CONSOLIDATED BALANCE SHEETS

(In thousands)

                                         March 31,   December 31,

                                           1995           1994

                                        -----------   ----------

                                        (Unaudited)

Assets

Mortgage loans                          $     5,164   $    5,149
Mortgage loans subject to foreclosure
  proceedings                                 5,963        5,960
Real estate properties:
  Earning
    Warehouse                                 4,074        4,073
    Shopping center                           6,867        6,867
    Accumulated depreciation                   (517)        (427)
  Non-earning land                            2,801        3,067
                                        -----------   ----------

                                             24,352       24,689

Less allowance for losses                      (525)        (525)
                                        -----------  -----------
                                             23,827       24,164
Marketable equity securities                    561          525
Cash and cash equivalents                       532        1,660
Accrued interest and other receivables          295          285
                                        -----------  -----------
                                        $    25,215  $    26,634
                                        ===========  ===========

Liabilities
Minority interest payable              $      1,492   $    1,510
Other liabilities                               551          493
                                        -----------  -----------
                                              2,043        2,003
                                        -----------  -----------

Stockholders' Equity
Common stock, $.50 par value,
  15,000,000 shares authorized,
  2,200,000 shares issued and
  outstanding in 1995 and 1994                1,100        1,100
Paid in capital                              25,565       27,215
Deficit                                      (3,885)      (4,040)
Unrealized gain on marketable
  equity securities                             392          356
                                        -----------   ----------
                                             23,172       24,631
                                        -----------   ----------
                                        $    25,215   $   26,634
                                        ===========   ==========
        See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)



                                             Three Months Ended

                                                   March 31,

                                         ------------------------

                                           1995           1994
                                          ----------   ----------
Revenues

Interest:
  Mortgage loans                      $       134     $      339
 Cash equivalents and other                    19             25
Revenue from real estate properties           379            220
Other income                                   27             28
                                      -----------    -----------
                                              559            612
                                      -----------     ----------

Expenses
Management fees                               76              88
Real estate expenses:
  Operating                                   130            106
  Depreciation                                 90             46
Professional fees                              41             27
General and administrative                     41             42
Minority interest expense                      26              7
                                      -----------     ----------
                                              404            316
                                      -----------     ----------
     Income from operations                   155            296
                                      -----------     ----------

Gain on investments
Real estate and mortgage loans                  -            135
                                      -----------     ----------
                                                -            135
                                      -----------     ----------
     Net Income                       $       155     $      431
                                      ===========     ==========

Net Income per share

Income from operations                $       .07     $      .14
Income on investments                           -            .06
                                      -----------     ----------
     Net Income                       $       .07     $      .20
                                      ===========     ==========

Average number of shares outstanding        2,200          2,200
                                      ===========     ==========



See notes to consolidated financial statements





CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
(In thousands)


                                             Three Months Ended
                                                   March 31,
                                       --------------------------
                                           1995           1994
                                       -----------    ----------
Operating Activities
  Net income                          $       155     $      431
  Adjustments to reconcile
   net income to net cash provided
   by operating activities:
    Amortization of deferred financing
    fees and discount on mortgage loans       (15)           (14)
    Depreciation                               90             46
    Gain on investments                         -           (135)
    Other                                     (16)             -
                                      -----------     ----------
  Funds from operations                       214            328


  Net change in receivables, payables
  and other assets                             43           (328)
                                      -----------      ----------
 Cash provided by operating activities        257              -
                                      -----------      ----------

Investing Activities
  Collections on mortgage loans                 1          3,990
  Improvements to real estate                  (1)           (35)
  Proceeds from sale of real estate           265             44
                                      -----------     ----------
Cash provided by investing activities         265          3,999
                                      -----------     ----------



Financing Activities
  Dividends paid                           (1,650)          (308)
                                      -----------     ----------

Cash used in financing activities          (1,650)          (308)
                                      -----------     ----------

Net increase (decrease) in cash and
  cash equivalents                         (1,128)         3,691
Cash and cash equivalents at
  beginning of year                         1,660          1,340
                                      -----------     ----------

Cash and cash equivalent at
  end of year                         $       532     $    5,031
                                      ===========     ==========

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands)





                                             Three Months Ended
                                                   March 31,
                                      --------------------------
                                           1995           1994
                                      -----------    ----------


Common stock, $.50 par value
  Balance at beginning and
  end of period                       $     1,100     $    1,100
                                      -----------     ----------

Paid-in capital
  Balance at beginning of period           27,215         31,527
  Cash dividends declared and paid         (1,650)          (308)
                                      -----------     ----------
  Balance at end of period                 25,565         31,219
                                      -----------     ----------

Deficit
  Balance at beginning of period           (4,040)        (4,299)
  Net income                                  155            431
                                       -----------     ----------
  Balance at end of period                 (3,885)       (3,868)
                                        -----------   ----------

 Unrealized gain on marketable
  equity securities
  Balance at beginning of period              356              -
  Unrealized gain on securities                36            470
                                      -----------     ----------
  Balance at end of period                    392            470
                                      -----------     ----------

Total stockholders' equity           $    23,172      $   28,921
                                     ===========      ==========



See notes to consolidated financial statements





Notes to Consolidated Financial Statements (Unaudited)



(1)  Basis of Presentation



     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the annual report and the notes thereto.



(2)  Reclassifications



     Certain reclassifications have been made in the fiscal 1994 financial statements to conform to the fiscal 1995 classifications.



(3)  Supplemental Cash Flow Information



                                             Three Months Ended

                                                  March 31

                                         -----------------------

                                            1995           1994

                                         ---------     ---------

     Loan foreclosures added to
       real estate owned                 $       -     $   6,806
     Loans made to facilitate sales
       of real estate owned                      -           200
     Change in gain on marketable
       equity securities                        36           470



(4)  Marketable Equity Securities


     The Company's investment in marketable equity securities consists of the following:



                      March 31, 1995            December 31, 1994
              ------------------------- ------------------------
                                Quoted                    Quoted

             Ownership Carrying Market  Ownership Carrying Market

              Interest  Value   Value   Interest   Value   Value
              -------- -------  -----   --------   -----   ------
 Liberte'
Investors      2.41%  $   561  $  561      2.41%  $   525  $  525
 ("Liberte'")         =======  ======             =======   =====



     On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and classified its investments as securities available-for-sale. Accordingly, investment securities are carried at fair value with the unrealized gain of $392,000 at March 31, 1995 and $356,000 at December 31, 1994, presented as a separate component of stockholders' equity.



LNH REIT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


(Comments are for the balance sheet dated March 31, 1995 compared to December 31, 1994.)


     Total assets of the Company at March 31, 1995 were $25,215,000 compared to $26,634,000 at December 31, 1994. Total liabilities increased from $2,003,000 at December 31, 1994 to $2,043,000.



     The Company's mortgage loan balance decreased $18,000 during the reporting period. This decrease was primarily due to the recognition of loan discounts and deferred financing fees of $15,000. In addition, the Company sold a 2.78 acre and a 12.60 acre tract of the Houston land during the quarter. The Company received cash of $266,000 (net of closing costs) for these sales. No gain or loss was recognized on these sales.



     The increase in other liabilities is due primarily to the accrual of property taxes for the REO properties owned by the Company's subsidiaries.



     Stockholders' equity decreased $1,459,000 during the quarter reflecting net income of $155,000 for the three months ending March 31, 1995, and dividends declared and paid of $1,650,000.



RESULTS OF OPERATIONS

(Comments are for the three months ended March 31, 1995, compared to the three months ended March 31, 1994.)



     Net income for the first quarter of 1995 was $155,000 ($.07 per share) compared to $431,000 ($.20 per share) for the first quarter of 1994.



     Interest income on mortgage loans decreased $205,000 during the first quarter of 1995 compared to the first quarter of 1994, reflecting primarily the payoff of the Rivercrest Apartments, the foreclosure of the Liberty Corners Shopping Center, and the cash flow payments of the Cowesett Corners Shopping Center. Interest income on these three mortgage loans during the first quarter of 1994 was $278,000 compared to $49,000 for 1995. During the first quarter cash from operations of the Cowesett Corners Shopping Center of $361,000 was collected. The amounts were placed in escrow accounts and the disposition of the funds is pending the results of the foreclosure proceedings. The Company reported no interest income related to this mortgage in the first quarter of 1995. Interest income on mortgage loans also increased $24,000 in 1995 compared to 1994 primarily due to interest received from the Meadowbend land loan and from the interest rate increase on the Hickory Creek land loan.



     Management fees for the first quarter of 1995 decreased
$12,000 due to the decrease in average invested assets from $28,521,000 in the first quarter of 1994 to $24,308,000 in the first quarter of 1995.



    The foreclosure of the Liberty Corners mortgage loan accounts for the $159,000 increase in revenue from real estate owned, the $68,000 increase in REO operating and depreciation expense and the $19,000 increase in minority interest expense. Only one month of revenue and expense was included in the first quarter of 1994 while three months of revenue and expense was included in the first quarter of 1995.



     The increase in Professional Fees is primarily the legal costs incurred in foreclosure proceedings against the borrowers of the Cowesett mortgage loan.



LIQUIDITY AND CAPITAL RESOURCES


     The Company's primary sources of funds continue to be monthly principal and interest payments on its mortgage investments and net operating income from real estate properties. The Company believes that these funds, along with cash balances, are sufficient to meet its long and short-term operating needs as well as to continue the payment of cash dividends as required for its continued qualification as a real estate investment trust.



     At March 31, 1995, the Company had $532,000 in cash and cash equivalents available for general corporate use. During the first quarter of 1995, the Company completed two sales of Houston acreage. The Company received cash of $48,000 (net of closing costs) for the sale of a 3 acre portion of one parcel, and it received cash of $217,000 (net of closing costs) for the sale of a 12 acre portion of a separate parcel. Also in the first quarter of 1995, the Board of Directors of the Company declared a regular dividend of $.09 per share and a special dividend of $.66 per share, totaling $1,650,000, which was paid on March 31, 1995.



	 The Company's portfolio of investments has been impacted negatively by the generally depressed condition of the national real estate markets. A number of factors contributed to these depressed conditions including a surplus of retail real estate of every type in almost every major market and real estate acquired through foreclosure by financial institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation being placed on the market for sale or lease at distressed prices. Although the current real estate conditions have generally improved, borrowers that depend on cash flow from real estate projects to meet operating expenses and interest payments may continue to be adversely affected. This, in turn, will continue to have a negative impact on the operating results of the Company if its borrowers fail to make scheduled principal and interest payments. Three of the Company's mortgage loan investments defaulted under terms of the original notes during 1993. The Liberty Corners mortgage went into default on July 1, 1993 and the Company received a deed in lieu of foreclosure on the property on February 25, 1994. The Company owns 77.78% of the investment and records the total assets, liabilities, revenues and expenses of the center with minority interest provided for the 22.22% not owned. The loan had a $5,294,000 balance net of allowance for losses and deferred income, and the Company recorded the asset at $6,806,000, which included the participant's 22.22% minority interest of $1,512,000.
Subsequent to February 25, 1994, the Company reported $934,000 in revenue (including the 22.22% minority interest) from the operations of the property. The Cowesett Corners mortgages, with a total outstanding principal balance of $6,000,000, went into default on May 1, 1993. The borrower continued making payments from cash flow under a short-term work out agreement. However, the Company discontinued the accrual of interest income from the loan and now records interest income on the cash basis since the owner of Cowesett Corners filed for bankruptcy in February of 1995. Also as a result of the bankruptcy proceedings, LNH recorded a provision for loss of $250,000 at December 31, 1994 to reduce the net carrying value of the loans to the estimated fair value of the investment. This loan is secured by a 135,713 square foot shopping center that is in a good location in Warwick, Rhode Island and in good physical condition. The Citrus Center mortgage, with an outstanding balance of $1,872,000, went into default on December 1, 1993. Since that time, the borrowers have failed to make five scheduled payments and, as a result, the Company recorded a provision for loss of $275,000 at December 31, 1994 to write down the investment to its estimated fair value. At the current time, the Company and its 79.01% loan participant are negotiating with the borrowers to cure this default. The Company is no longer accruing interest on this loan and only recognizes interest income as cash is collected. The Company's mortgage loan portfolio performance in 1995 will be dependent on the ability of the Citrus Center owners to cure their existing default and the settlement obtained in the Cowesett Corners bankruptcy proceedings. While management of the Company does not believe it will incur additional losses on these investments, there can be no assurance that the defaults will be cured at terms as favorable to the Company as the original note terms.



	 It is the Company's policy, consistent with its status as a real estate investment trust, to distribute at least 100% of taxable income. In the first quarter of 1995, the Company paid distributions to its stockholders of $1,650,000 ($.75 per share), which included a special dividend of $1,452,000 ($.66 per share).



    On May 1, 1995, the Company sold the largest remaining parcel of its undeveloped Houston land, the 90 acre Baypointe tract. The sales price was $2,750,000 consisting of $550,000 in cash and $2,200,000 in seller financing. The transaction is expected to generate a gain of approximately $534,000 ($.24 per share) in the second quarter.



LNH REIT, INC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K

               None



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 15, 1995                    LNH REIT, Inc.





                                    By:  /s/ Sarah P. Clark
                                       ---------------------
                                        Sarah P. Clark, CPA
                                        Vice-President


                                         /s/ N. Keith McKey
                                       ---------------------
                                        N.Keith McKey, CPA
                                        Senior Vice President
                                        Chief Financial Officer
                                        and Assisstant Secretary