Form 10QSB/A
period 1995-03-31
LNH REIT INC
filed 1995-05-16
CIK 350206

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

- ---------------------------------------------------------------

FORM 10-QSB/A



AMENDMENT TO FORM 10-QSB

filed Pursuant to

THE SECURITIES EXCHANGE ACT OF 1934



LNH REIT, INC.

- -----------------------------

(Exact name of registrant as specified in its charter)



AMENDMENT NO. 1

- --------------------------------



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-QSB for the quarter ended March 31, 1995 as set forth in the pages attached hereto:



     Part I



     Item 1.  Consolidated Fianancial Statements



     Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations



     Part II



     Item 6.  Exhibits



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  May 16, 1995                LNH REIT, INC.

                                   BY: /s/ N. Keith McKey

                                     --------------------

                                     N. Keith McKey

                                     Senior Vice President

                                     Chief Financial Officer

                                     and Assistant Secretary

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

Stockholders' Equity

Common stock, $.50 par value,

  15,000,000 shares authorized,

  2,200,000 shares issued and

  outstanding in 1995 and 1994                1,100        1,100

Paid in capital                              25,565       27,215

Deficit                                      (3,885)      (4,040)

Unrealized gain on marketable

  equity securities                             392          356

                                        -----------    ----------

                                             23,172       24,631

                                        -----------  -----------

                                        $    25,215   $   26,634

                                        ===========  ===========
  See notes to consolidated financial statements



  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)



                                             Three Months Ended

                                                   March 31,

                                         ------------------------

                                           1995           1994
                                         ----------   ----------

Revenues

Interest:

  Mortgage loans                      $       134     $      339
  Cash equivalents and other                   19             25

Revenue from real estate properties           379            220

Other income                                   27             28

                                      -----------     ----------
                                              559            612

                                      -----------     ----------

Expenses

Management fees                               76              88

Real estate expenses:

  Operating                                   130            106

  Depreciation                                 90             46

Professional fees                              41             27

General and administrative                     41             42

Minority interest expense                      26              7

                                      -----------     ----------

                                              404            316

                                      -----------     ----------

     Income from operations                   155            296

                                      -----------     ----------

Gain on investments

Real estate and mortgage loans                  -            135

                                      -----------     ----------

                                                -            135

                                      -----------     ----------

     Net Income                       $       155     $      431

                                      ===========     ==========

Net Income per share

Income from operations                $       .07     $      .14

Income on investments                           -            .06

                                      -----------     ----------

     Net Income                       $       .07     $      .20
                                      ===========     ==========

Average number of shares outstanding        2,200          2,200

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



(3)  Supplemental Cash Flow Information



                                             Three Months Ended

                                                  March 31

                                         -----------------------

                                            1995           1994

                                         ---------     ---------

     Loan foreclosures added to

       real estate owned                 $       -     $   6,806

     Loans made to facilitate sales

       of real estate owned                      -           200

     Change in gain on marketable

       equity securities                        36           470



(4)  Marketable Equity Securities



     The Company's investment in marketable equity securities consists of the following:



                      March 31, 1995            December 31, 1994

              -------------------------    ------------------------
                                 Quoted                    Quoted

             Ownership Carrying Market  Ownership Carrying Market

              Interest  Value   Value   Interest   Value   Value
              --------- ------- ------   -------- ------- --------
 Liberte'

Investors      2.41%  $   561  $  561      2.41%  $   525  $  525

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



     Interest income on mortgage loans decreased $205,000 during the first quarter of 1995 compared to the first quarter of 1994, reflecting primarily the payoff of the Rivercrest Apartments, the foreclosure of the Liberty Corners Shopping Center, and the cash flow payments of the Cowesett Corners Shopping Center. Interest income on these three mortgage loans during the first quarter of 1994 was $236,000 compared to $3,000 for 1995.
During the first quarter cash from operations of the Cowesett Corners Shopping Center of $361,000 was collected. The amounts were placed in escrow accounts and the disposition of the funds is pending the results of the foreclosure proceedings. The Company reported no interest income related to this mortgage in the first quarter of 1995. Interest income on mortgage loans also increased $28,000 in 1995 compared to 1994 primarily due to interest received from the Meadowbend land loan and from the interest rate increase on the Hickory Creek land loan.



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



LNH REIT, INC.



PART II.  OTHER INFORMATION



Item 6.  Exhibits and reports on Form 8-K



         (a) Exhibit 27 - Financial Data Scheduled attached hereto.



               No reports on Form 8-K were filed during the current reporting period.







SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 16, 1995                    LNH REIT, Inc.





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