Form 10QSB
period 1995-06-30
LNH REIT INC
filed 1995-08-10
CIK 350206

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC   20549
     ----------------------------------------------------------
                           FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
        ---------------------------------------------------

For Quarterly Period Ended  June 30,1995
                           ---------------
Commission File Number  1 - 8330
                        ---------

                         LNH REIT, Inc.
 --------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

      Maryland                                    75-1732388
-------------------------------      ---------------------------
(State or other jurisdiction of         (IRS Employer
 incorporation or organization)          Identification No.)

300 One Jackson Place
188 East Capitol Street
P.O. Box 22728
Jackson, Mississippi                                 39225-2728
----------------------------------------        -----------------
(Address of principal executive offices)              Zip Code

Issuer's telephone number, including area code   (601) 948-4091
                                                 --------------
-----------------------------------------------------------------
          Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X            NO
                             ---------          ----------
2,200,000 Shares of common stock $.50 par value, were outstanding at August 10, 1995.
                         LNH REIT, INC.

                           FORM 10-QSB

                        TABLE OF CONTENTS
               FOR THE QUARTER ENDED JUNE 30, 1995
-----------------------------------------------------------------

                 Part I.  Financial Information
                                                         Pages
Item 1.     Consolidated financial statements

     Consolidated balance sheets, June 30, 1995
        and December 31, 1994

     Consolidated statements of operations for the three months and six months ended
        June 30, 1995 and 1994

     Consolidated statements of cash flow for the three months and six months ended
        June 30, 1995 and 1994

     Consolidated statements of stockholders' equity for the six months ended
        June 30, 1995 and 1994

     Notes to consolidated financial statements

Item 2.     Management's discussion and analysis of
            financial condition and results of operations


                        Part II. Other Information

Item 1.          Legal Proceedings

Item 4.     Submission of Matters to a vote of security holders

Item 6.     Exhibits and Reports on Form 8-K


                              Signatures

Authorized signatures

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                          June 30,   December 31,
                                            1995          1994
                                        -----------   ----------
                                        (Unaudited)
Assets
Mortgage loans                          $     7,173   $    5,149
Mortgage loans subject to foreclosure
  proceedings                                 5,966        5,960
Real estate properties:
  Earning
    Warehouse                                 4,069        4,073
    Shopping center                           6,881        6,867
    Accumulated depreciation                   (607)        (427)
  Non-earning land                              776        3,067
                                        -----------   ----------
                                             24,258       24,689
Less allowance for losses                      (525)        (525)
                                        -----------   ----------
                                             23,733       24,164
Marketable equity securities                    638          525
Cash and cash equivalents                       983        1,660
Accrued interest and other receivables          404          285
                                        -----------   ----------
                                        $    25,758   $   26,634
                                        ===========   ==========
Liabilities
Minority interest payable              $      1,484   $    1,510
Other liabilities                               546          493
                                        -----------   ----------
                                              2,030        2,003
                                        -----------   ----------
Stockholders' Equity
Common stock, $.50 par value,
  15,000,000 shares authorized,
  2,200,000 shares issued and
  outstanding in 1995 and 1994                1,100        1,100
Paid in capital                              25,367       27,215
Deficit                                      (3,208)      (4,040)
Unrealized gain on marketable
  equity securities                             469          356
                                        -----------    ---------
                                             23,728       24,631
                                        -----------   ----------
                                        $    25,758   $   26,634
                                        ===========   ==========
         See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                       Three Months Ended      Six Months Ended
                                            June 30                June 30
                                       ------------------      ----------------
                                          1995      1994        1995      1994
Revenues                               --------   ------       -----      -----
Interest:
  Mortgage loans                       $   183    $  135      $  317    $  474
  Cash equivalents and other                10        35          29        60
Revenue from real estate properties        346       298         725       518
Other income                                16        28          43        56
                                       -------    ------      ------     -----
                                           555       496       1,114     1,108
Expenses                               -------    ------      ------     -----
Management fees                             72        89         148       177
Real estate expenses
  Operating                                130       199         260       305
  Depreciation                              90        72         180       118
Professional fees                           28        15          69        42
General and administrative                  72        44         113        86
Minority interest expense                   21         8          47        15
                                       -------     -----       -----     -----
                                           413       427         817       743
                                       -------     -----       -----     -----
Income from operations                     142        69         297       365
                                       -------     -----       -----     -----
Gain on investments
Real estate and mortgage loans             535         -         535       135
                                       -------     -----       -----     -----
Net Income                             $   677    $   69      $  832    $  500
                                       =======    ======      ======    ======
Net Income per share
Income from operations                 $   .07    $  .03      $  .14    $  .17
Income from investments                    .24         -         .24       .06
                                       -------    ------      ------    ------
Net Income                             $   .31    $  .03      $  .38    $  .23
                                       =======    ======      ======    ======
Average number of shares outstanding     2,200     2,200       2,200     2,200
                                       =======    ======      ======    ======

                 See notes to consolidated financial statements

        CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                         (In thousands)


                                             Six Months Ended
                                                 June 30,
                                       -------------------------
                                           1995           1994
                                      -----------     ----------
Operating Activities
  Net income                           $      832     $      500
Adjustments to reconcile
   net income to net cash provided
   by operating activities:
    Amortization of deferred financing
    fees and discount on mortgage loans       (31)           (29)
    Depreciation                              180            118
    Gain on investments                      (535)          (135)
    Other                                     (23)           (14)
                                      -----------     ----------
  Funds from operations                       423            440

  Net change in receivables, payables
  and other assets                            (72)          (280)
                                      -----------     ----------
Cash provided by operating activities         351            160
                                      -----------     ----------
Investing Activities
  Collections on mortgage loans               205          3,994
  Improvements to real estate                 (10)           (35)
  Proceeds from sale of real estate           625             44
                                      -----------     ----------
Cash provided by investing activities         820          4,003
                                      -----------     ----------
Financing Activities
  Dividends paid                           (1,848)          (616)
                                      -----------     ----------
Cash used in financing activities          (1,848)          (616)
                                      -----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           (677)         3,547
Cash and cash equivalents at
  beginning of year                         1,660          1,340
                                      -----------     ----------
Cash and cash equivalents at
  end of year                         $       983     $    4,887
                                      ===========     ==========
         See notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                         (In thousands)


                                             Six Months Ended
                                                   June 30,
                                       --------------------------
                                           1995           1994
                                       -----------     ----------
Common stock, $.50 par value
  Balance at beginning and
  end of period                       $     1,100     $    1,100
                                      -----------     ----------
Paid-in capital
  Balance at beginning of period           27,215         31,527
  Cash dividends declared and paid         (1,848)          (616)
                                      -----------     ----------
  Balance at end of period                 25,367         30,911
                                      -----------     ----------
Deficit
  Balance at beginning of period           (4,040)        (4,299)
  Net income                                  832            500
                                      -----------     ----------
  Balance at end of period                 (3,208)        (3,799)
                                      -----------     ----------
Unrealized gain on marketable
equity securities
  Balance at beginning of period              356              -
  Change in unrealized gain on
   securities                                 113            356
                                      -----------     ----------
  Balance at end of period                    469            356
                                      -----------     ----------
Total stockholders' equity            $    23,728     $   28,568
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

(3)  Supplemental Cash Flow Information

                                             Six Months Ended
                                                  June 30
                                         -----------------------
                                            1995           1994
                                         ---------     ---------
     Loan foreclosures added to
       real estate owned                 $       -     $   6,806
     Loans made to facilitate sales
       of real estate owned                  2,200           200
     Change in gain on marketable
       equity securities                       113           470


(4)  Marketable Equity Securities

     The Company's investment in marketable equity securities consists of the following:

                      June 30, 1995            December 31, 1994
              -------------------------  ------------------------
                                Quoted                     Quoted
             Ownership Carrying Market  Ownership Carrying Market
              Interest  Value   Value   Interest   Value    Value
             --------- -------  ------  -------- --------- ------
Liberte'
Investors      2.41%  $   638  $  638      2.41%  $   525  $  525
 ("Liberte'")         =======  ======             =======   =====

     On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and classified its investments as securities available-for-sale. Accordingly, investment securities are carried at fair value with the unrealized gain of $469,000 at June 30, 1995 and $356,000 at December 31, 1994, presented as a separate component of stockholders' equity.

                         LNH REIT, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

(Comments are for the balance sheet dated June 30, 1995 compared to December 31, 1994.)

     Total assets of the Company at June 30, 1995 were $25,758,000 compared to $26,634,000 at December 31, 1994. Total liabilities increased from $2,003,000 at December 31, 1994 to $2,030,000 at June 30, 1995.

     The Company's mortgage loan balance increased $2,024,000 during the reporting period. This increase was primarily due to a new loan of $2,200,000 made for the sale of the 90 acre Baypointe property located in Houston, Texas. In addition, the Company collected principal payments of $205,000 on loans and recognized loan discounts and deferred financing fees of $31,000 during the reporting period.

     The Company closed three sales of its Houston land during the period ending June 30, 1995. During the first quarter of 1995 the Company sold a 2.78 acre and a 12.60 acre tract of Houston land. The Company received cash of $265,000 (net of closing costs) for these sales. No gain or loss was recognized on these sales. On April 20, 1995, the Company closed a 90 acre sale of its Baypointe property for $550,000 in cash and $2,200,000 in seller financing. The Company received $360,000 in cash (net of closing costs). As part of the seller financing, a $137,500 principal payment was due within 45 days of closing. This payment was made on June 8, 1995, and a gain of $535,000 ($.24 per share) was recognized during the second quarter of 1995. Depreciation expense of $180,000 was recorded during the six months ended June 30, 1995 and improvements of $10,000 were made to the real estate properties.

       Stockholders' equity decreased $903,000 for the six months ended June 30, 1995, reflecting net income of $832,000, dividends declared and paid of $1,848,000 and the unrealized gain on securities of $113,000.


RESULTS OF OPERATIONS

(Comments are for the three months and six months ended June 30, 1995, compared to the three months and six months ended June 30, 1994.)

     The Company recorded income from operations of $142,000 ($.07 per share) for the three months ended June 30, 1995 compared to $69,000 ($.03 per share) for the same period of 1994. For the six months ended June 30, 1995, the Company recorded income from operations of $297,000 ($.14 per share) compared to $365,000 ($.17 per share) for the same period of 1994.

       The Company recorded a gain on investments of $535,000 ($.24 per share) related to the sale of the 90 acre Baypointe land in Houston, Texas in the quarter ended June 30, 1995. The Company recorded a gain on investments of $135,000 ($.06 per share) related to the payoff of a mortgage loan during the six months ended June 30, 1994.

     Interest income on mortgage loans increased during the second quarter of 1995 compared to the second quarter of 1994, primarily due to the interest income recognized from the Baypointe land loan. Interest income on mortgage loans decreased $157,000 during the first six months of 1995 compared to the first six months of 1994, reflecting primarily the payoff of the Rivercrest Apartments, the foreclosure of the Liberty Corners Shopping Center, and the cash flow payments of the Cowesett Corners Shopping Center. Interest income on these three mortgage loans during the first six months of 1994 was $263,000 compared to $6,000 for 1995. During the first six months of 1995 cash from operations of the Cowesett Corners Shopping Center of $94,354 was collected. The amounts were placed in escrow accounts and $12,154 in distributions for expenses were made.
Any distribution of any excess funds from this account is pending the results of the foreclosure proceedings. The Company reported $6,000 from amortization of financing fees and no interest income related to this mortgage during the first six months of 1995. Interest income on mortgage loans was increased by $100,000 in 1995 compared to 1994 primarily due to interest received from the Meadowbend land loan, the Baypointe land loan and from the interest rate increase on the Hickory Creek land loan.

     Management fees decreased during the second quarter and six months ended June 30, 1995 compared to 1994, reflecting primarily the decrease in the management fee base of average invested assets from $28,252,000 at June 30, 1994 to $23,242,000 at June
30, 1995.

    The foreclosure of the Liberty Corners mortgage loan accounts for the increase in revenue from real estate owned, the increase in depreciation expense and the increase in minority interest expense for the three months and six months ended June 30, 1995 compared to 1994. Only four months of revenue and expense from Liberty Corners was included in the first six months of 1994 while six months of revenue and expense was included in the first six months of 1995. The decrease in real estate operating expense was due to lower costs of property taxes, insurance expense and repair and maintenance.

     The increase in Professional Fees is primarily the legal costs incurred in foreclosure proceedings against the borrowers of the Cowesett mortgage loan.

       The increase in General and Administrative expense is primarily due to increased costs of insurance.

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

     At June 30, 1995, the Company had $983,000 in cash and cash equivalents available for general corporate use. During the first quarter of 1995, the Company completed two sales of Houston acreage. The Company received cash of $48,000 (net of closing costs) for the sale of a 3 acre portion of one parcel, and it received cash of $217,000 (net of closing costs) for the sale of a 12 acre portion of a separate parcel. During the second quarter of 1995, the Company completed one sale of Houston acreage. The Company received $360,000 (net of closing costs) for the sale of the 90 acre Baypointe tract.

   The Company's portfolio of investments has been impacted negatively by the generally depressed condition of the national real estate markets that persisted in the early 1990s. A number of factors contributed to these depressed conditions including a surplus of retail real estate of every type in almost every major market and real estate acquired through foreclosure by financial institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation being placed on the market for sale or lease at distressed prices. Although the current real estate conditions have generally improved, borrowers that depend on cash flow from real estate projects to meet operating expenses and interest payments may continue to be adversely affected. This, in turn, will continue to have a negative impact on the operating results of the Company if its borrowers fail to make scheduled principal and interest payments.

  Three of the Company's mortgage loan investments defaulted under terms of the original notes during 1993. The Liberty Corners mortgage went into default on July 1, 1993 and the Company received a deed in lieu of foreclosure on the property on February 25, 1994. The Company owns 77.78% of the investment and records the total assets, liabilities, revenues and expenses of the center with minority interest provided for the 22.22% not owned. The loan had a $5,294,000 balance net of allowance for losses and deferred income, and the Company recorded the asset at $6,806,000, which included the participant's 22.22% minority interest of $1,512,000. Subsequent to February 25, 1994, the Company reported $1,143,829 in revenue (including the 22.22% minority interest) from the operations of the property. The Cowesett Corners mortgages, with a total outstanding principal balance of $6,000,000, went into default on May 1, 1993. The borrower continued making payments from cash flow under a short-term work out agreement. However, the Company discontinued the accrual of interest income from the loan and now records interest income on the cash basis since the owner of Cowesett Corners filed for bankruptcy in February 1995. Also as a result of the bankruptcy proceedings, LNH recorded a provision for loss of $250,000 at December 31, 1994 to reduce the net carrying value of the loans to the estimated fair value of the investment. This loan is secured by a 135,713 square foot shopping center that is in a good location in Warwick, Rhode Island and in good physical condition. In July 1995, the Company collected $653,699 in cash from the operations of the Cowesett Corners Shopping Center.
This cash was placed in an escrow account. Also, during July 1995, past due property taxes of $505,574 and operating expenses of $60,311 were paid leaving a balance in the escrow account of $170,014. The Citrus Center mortgage, with an outstanding balance of $1,872,000, went into default on December 1, 1993. Since that time, the borrowers have failed to make five scheduled payments and, as a result, the Company recorded a provision for loss of $275,000 at December 31, 1994 to write down the investment to its estimated net realizable value. In June 1995, a Modification Agreement between the borrowers and the Company was agreed on. Basically, the Modification calls for the interest rate to be reduced from 9% to 8%, with 1% to be deferred until the note matures on November 30, 1998. Also, of the five past due payments the two most current payments were to be brought current, with the three remaining payments becoming due on November 30, 1998. The Company is no longer accruing interest on this loan and only recognizes interest income as cash is collected. During the first six months of 1995, the Company has recognized interest income of $79,000 on this loan. The Company's mortgage loan portfolio performance in 1995 will be dependent on the ability of the Citrus Center owners to cure their existing default and the settlement obtained in the Cowesett Corners bankruptcy proceedings. While management of the Company does not believe it will incur additional losses on these investments, there can be no assurance that the defaults will be cured at terms as favorable to the Company as the original note terms.

   It is the Company's policy, consistent with its status as a real estate investment trust, to distribute at least 100% of taxable income. During the first six months of 1995, the Company paid distributions to its stockholders of $1,848,000 ($.84 per share), which included a special dividend of $1,452,000 ($.66 per share).



                         LNH REIT, INC.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

              As reported in the December 31, 1994 10-KSB, the Company initiated foreclosure proceedings against the owner of Cowesett Corners Shopping Center, Cowesett Partners, L.P. in February 1995, as the result of the owner's June 1993 default under the terms of a certain Mortgage Deed (with Security Agreement and Assignment of Rents and Leases) dated March 31, 1988, and a certain Modification of Lien Agreement. The Mortgage and Modification of Lien Agreements secured two Promissory Notes with unpaid principal balances of $11,975,000 and $25,000 payable to the Company and a 50% participant. The Company's foreclosure was stayed by the filing of bankruptcy by Cowesett Partners, L.P. on February 13, 1995, in Rhode Island. The Company filed for relief from the automatic stay in the Cowesett Partners, L.P. bankruptcy case and initiated a lawsuit in the United States District Court for the Northern District of Texas against the guarantors of the Notes. In July of 1995, the bankruptcy court lifted the automatic stay which would allow the Company to proceed with its foreclosure. The debtor has appealed this decision. However, on August 9, 1995, the bankruptcy court converted the debtor's Chapter 11 case to a Chapter 7 liquidation and a trustee has been appointed. In early July 1995, the Company received a judgment against one of the guarantors of the Notes in its lawsuit filed in the United States District Court for the Northern District of Texas. The Company then docketed its judgment in Rhode Island Superior Court. The Company is pursuing collection of its judgment. Also, the Company is continuing its action against the remaining guarantor.

Item 4.  Submission of Matters to a Vote of Security Holders

              On May 31, 1995, the Registrant held its Annual Meeting of Shareholders. At the Annual Meeting, H.C. Bailey, Jr., Robert Ted Enloe, III, George R. Farish, and Leland R. Speed were elected directors of the Registrant, each to serve until the 1996 Annual Meeting. The following is a summary of the voting for directors:


                                     Vote               Vote
         Nominee                      For             Withheld
         -------------           -------------      -------------
         H.C. Bailey, Jr.          2,019,127           95,106
         Robert Ted Enloe, III     2,019,027           95,206
         George R. Farish          2,019,227           95,006
         Leland R. Speed           2,019,227           95,006


Item 6.  Exhibits and reports on Form 8-K

         (a)   Exhibit 27 - Financial Data Schedule attached hereto.

         (b)   Reports on Form 8-K
                                                  Document
               Items reported                     Filed Date
               --------------------               ---------------
               Item 2.  Acquisition on
                        Disposition of Assets      April 20, 1995

                    (A)  Sale of the 90-acre
                         Baypointe Parcel of land
                         located in Houston, Texas.

               Item 7.   Financial Statements and Exhibits

                    (b)  Pro forma financial information

                         Description

                         Pro Forma Balance Sheet
                         dated December 31, 1994

                         Pro Forma Statement of Income
                         dated December 31, 1994

                         Notes to Pro Forma Financial
                         Statements

                    (c)  Exhibit Index

                         Exhibit
                         Number         Description
                         -------        -----------------------
                         2(a)           Purchase and Sale
                                        Agreement dated as of
                                        October 7, 1994. Exhibits
                                        and schedules were
                                        omitted, but would be
                                        provided upon request.

                         2(b)           First Amendment to
                                        Purchase and Sale
                                        Agreement dated as of
                                        October 14, 1994.

                         2(c)           Second Amendment to
                                        Purchase and Sale
                                        Agreement dated as of
                                        January 3, 1995.

                         2(d)           Third Amendment to
                                        Purchase and Sale
                                        Agreement dated as of
                                        February 7, 1995.

                         2(e)           Fourth Amendment to
                                        Purchase and Sale
                                        Agreement dated as of
                                        February 24, 1995.
                                        Exhibits and schedules
                                        were omitted, but would
                                        be provided upon request.

                         2(f)           Fifth Amendment to
                                        Purchase and Sale
                                        Agreement dated as of
                                        April 12, 1995.

                         2(g)           Amended and Restated
                                        Fifth Amendment to
                                        Purchase and Sale
                                        Agreement dated as of
                                        April 13, 1995.

                         2(h)           Promissory Note dated
                                        April 20, 1995. Exhibits
                                        and schedules were
                                        omitted, but would
                                        be provided upon request.




                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 1995                    LNH REIT, Inc.


                                    By:  /s/ N. Keith McKey
                                        ---------------------
                                         N. Keith McKey, CPA
                                         Senior Vice President
                                         Chief Financial Officer
                                         and Assistant Secretary