Form 10QSB
period 1995-09-30
LNH REIT INC
filed 1995-11-07
CIK 350206

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC   20549
     ----------------------------------------------------------
                           FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
        ---------------------------------------------------

For Quarterly Period Ended  September 30, 1995
                           ------------------
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

300 One Jackson Place
188 East Capitol Street
P.O. Box 22728
Jackson, Mississippi                                 39225-2728
----------------------------------------        -----------------
(Address of principal executive offices)              Zip Code

Issuer's telephone number, including area code   (601) 354-3555
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

                         YES    X            NO
                             ---------          ----------
2,200,000 Shares of common stock $.50 par value, were outstanding at November 7, 1995.

                         LNH REIT, INC.

                           FORM 10-QSB

                        TABLE OF CONTENTS
            FOR THE QUARTER ENDED SEPTEMBER 30, 1995
-----------------------------------------------------------------

                 Part I.  Financial Information
                                                            Pages
Item 1.     Consolidated financial statements

     Consolidated balance sheets, September 30, 1995
        and December 31, 1994                                  3

     Consolidated statements of operations for the
        three months and nine months ended
        September 30, 1995 and 1994                            4

     Consolidated statements of cash flow for the
        nine months ended September 30, 1995 and 1994          6

     Consolidated statements of stockholders'
        equity for the nine months ended
        September 30, 1995 and 1994                            7

     Notes to consolidated financial statements                8

Item 2.     Management's discussion and analysis of
            financial condition and results of operations      10


                        Part II. Other Information

Item 1.          Legal Proceedings                             16

Item 6.     Exhibits and Reports on Form 8-K                   17


                              Signatures

Authorized signatures                                          18

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                     September 30,   December 31,
                                             1995           1994
                                     -------------   ------------
                                        (Unaudited)
Assets
Mortgage loans                          $     7,162   $    5,149
Mortgage loans subject to foreclosure
  proceedings                                 5,969        5,960
Real estate properties:
  Earning
    Warehouse                                 4,152        4,073
    Shopping center                           6,895        6,867
    Accumulated depreciation                   (700)        (427)
  Non-earning land                              776        3,067
                                        -----------   ----------
                                             24,254       24,689
Less allowance for losses                      (275)        (525)
                                        -----------   ----------
                                             23,979       24,164
Marketable equity securities                    675          525
Cash and cash equivalents                     1,322        1,660
Accrued interest and other receivables          445          285
                                        -----------   ----------
                                        $    26,421   $   26,634
                                        ===========   ==========
Liabilities
Minority interest payable              $      1,480   $    1,510
Other liabilities                             1,064          493
                                        -----------   ----------
                                              2,544        2,003
                                        -----------   ----------
Stockholders' Equity
Common stock, $.50 par value,
  15,000,000 shares authorized,
  2,200,000 shares issued and
  outstanding in 1995 and 1994                1,100        1,100
Paid in capital                              25,169       27,215
Deficit                                      (2,898)      (4,040)
Unrealized gain on marketable
  equity securities                             506          356
                                        -----------    ---------
                                             23,877       24,631
                                        -----------   ----------
                                        $    26,421   $   26,634
                                        ===========   ==========
         See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                       Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                       ------------------     -----------------
                                          1995      1994         1995     1994
                                       --------   -------     --------   ------
Revenues
Interest:
  Mortgage loans                       $   193    $  176       $  510   $  650
  Cash equivalents and other                12        23           41       83
Revenue from real estate properties        358       332        1,083      850
Other income                                 -        53           43      109
                                       -------    ------       ------   ------
                                           563       584        1,677    1,692
                                       -------    ------       ------   ------
Expenses
Management fees                             73        81          221      258
Real estate expenses
  Operating                                140       138          400      443
  Depreciation                              93        75          273      193
Professional fees                          117        19          186       61
General and administrative                  54        39          167      126
Recovery of possible losses               (250)        -         (250)       -
Minority interest expense                   26        17           73       31
                                       -------    ------       ------   ------
                                           253       369        1,070    1,112
                                       -------    ------       ------   ------

Income from operations                     310       215          607      580
                                       -------    ------       ------   ------
Gain on investments
Real estate and mortgage loans               -         -          535      135
                                       -------    ------       ------   ------
Net Income                             $   310    $  215      $ 1,142   $  715
                                       =======    ======      =======   ======

Net Income per share
Income from operations                 $   .14    $  .10      $   .28   $  .27
Income from investments                      -         -          .24      .06
                                       -------    ------      -------   ------
Net Income                             $   .14    $  .10      $   .52   $  .33
                                       =======    ======      =======   ======
Average number of shares outstanding     2,200     2,200        2,200    2,200
                                       =======    ======      =======   ======

                 See notes to consolidated financial statements

        CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)
                         (In thousands)

                                            Nine Months Ended
                                              September 30,
                                       -------------------------
                                           1995           1994
                                       ----------     ----------
Operating Activities
  Net income                           $    1,142     $      715
   Adjustments to reconcile
   net income to net cash provided
   by operating activities:
    Amortization of deferred financing
    fees and discount on mortgage loans       (47)           (44)
    Depreciation                              273            193
    Recovery of possible losses              (250)             -
    Gain on investments                      (535)          (135)
    Other                                     (33)           (24)
                                      -----------     ----------
  Funds from operations                       550            705

  Net change in receivables, payables
  and other assets                            411           (241)
                                      -----------     ----------
Cash provided by operating activities         961            464
                                      -----------     ----------
Investing Activities
  Collections on mortgage loans               229          3,996
  Improvements to real estate                (107)           (35)
  Proceeds from sale of real estate           625             44
                                      -----------     ----------
Cash provided by investing activities         747          4,005
                                      -----------     ----------
Financing Activities
  Dividends paid                           (2,046)        (4,114)
                                      -----------     ----------
Cash used in financing activities          (2,046)        (4,114)
                                      -----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           (338)           355
Cash and cash equivalents at
  beginning of year                         1,660          1,340
                                      -----------     ----------
Cash and cash equivalents at
  end of year                         $     1,322     $    1,695
                                      ===========     ==========
         See notes to consolidated financial statements

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                         (In thousands)


                                            Nine Months Ended
                                              September 30,
                                      --------------------------
                                           1995           1994
                                      -----------     ----------
Common stock, $.50 par value
  Balance at beginning and
  end of period                       $     1,100     $    1,100
                                      -----------     ----------
Paid-in capital
  Balance at beginning of period           27,215         31,527
  Cash dividends declared and paid         (2,046)        (4,114)
                                      -----------     ----------
  Balance at end of period                 25,169         27,413
                                      -----------     ----------
Deficit
  Balance at beginning of period           (4,040)        (4,299)
  Net income                                1,142            715
                                      -----------     ----------
  Balance at end of period                 (2,898)        (3,584)
                                      -----------     ----------
Unrealized gain on marketable
equity securities
  Balance at beginning of period              356              -
  Change in unrealized gain on
   securities                                 150            394
                                      -----------     ----------
  Balance at end of period                    506            394
                                      -----------     ----------
Total stockholders' equity            $    23,877     $   25,323
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

(3)  Supplemental Cash Flow Information

                                             Nine Months Ended
                                               September 30
                                         -----------------------
                                              1995          1994
                                         ---------     ---------
     Loan foreclosures added to
       real estate owned (1)             $       -     $   6,806
     Loans made to facilitate sales
       of real estate owned                  2,200           200
     Change in gain on marketable
       equity securities                       150           394

     (1) This includes the 22.22% minority participant's ownership of $1,512,000.


(4)  Marketable Equity Securities

       The Company's investment in marketable equity securities consists of the following:

                   September 30, 1995           December 31, 1994
              -------------------------  ------------------------
                                Quoted                     Quoted
             Ownership Carrying Market  Ownership Carrying Market
              Interest  Value   Value   Interest   Value    Value
             --------- ------- ------   --------  --------- ------
Liberte'
Investors      2.41%  $   675  $  675      2.41%  $   525  $  525
 ("Liberte'")         =======  ======             =======   =====

       On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and classified its investments as securities available-for-sale. Accordingly, investment securities are carried at fair value with the unrealized gain of $506,000 at September 30, 1995 and $356,000 at December 31, 1994, presented as a separate component of stockholders' equity.

(5)  Agreement in Principle to Merge

       On September 6, 1995, LNH REIT, Inc. and EastGroup Properties, Inc. announced that the Special Committees of the Boards of each company had agreed in principle to a merger between LNH and EastGroup. The Company's shareholders would receive shares of EastGroup with a value of $7.75 for each LNH share. The number of EastGroup shares that LNH shareholders receive would be determined by dividing the value $7.75 by the average trading price of EastGroup shares during the 30 trading days prior to the date the SEC declares EastGroup's registration statement effective. The exchange ratio may not be greater than
 .40 EastGroup share of less than .375 EastGroup share per LNH share.

     EastGroup presently owns 23.4% of LNH. The merger is subject to several conditions, including execution and approval of the merger agreement by the Boards of each company, shareholder approval, receipt of a satisfactory fairness opinion by LNH and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission.


                         LNH REIT, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

(Comments are for the balance sheet dated September 30, 1995 compared to December 31, 1994.)

       Total assets of the Company at September 30, 1995 were $26,421,000 compared to $26,634,000 at December 31, 1994. Total liabilities increased from $2,003,000 at December 31, 1994 to $2,544,000 at September 30, 1995.

       The Company's mortgage loan balance increased $2,022,000 during the reporting period. This increase was primarily due to a new loan of $2,200,000 made for the sale of the 90 acre Baypointe property located in Houston, Texas. In addition, the Company collected principal payments of $229,000 on loans and recognized loan discounts and deferred financing fees of $47,000 during the reporting period.

       The Company closed three sales of its Houston land during the period ending September 30, 1995. During the first quarter of 1995 the Company sold a 2.78 acre and a 12.60 acre tract of Houston land. The Company received cash of $265,000 (net of closing costs) for these sales. No gain or loss was recognized on these sales. On April 20, 1995, the Company closed a 90 acre sale of its Baypointe property for $550,000 in cash and $2,200,000 in seller financing. The Company received $360,000 in cash (net of closing costs). As part of the seller financing, a $137,500 principal payment was due within 45 days of closing. This payment was made on June 8, 1995, and a gain of $535,000 ($.24 per share) was recognized during the second quarter of 1995. Depreciation expense of $273,000 was recorded during the nine months ended September 30, 1995 and improvements of $107,000 were made to the real estate properties.

       The Company originally recorded a provision for possible loss of $250,000 on December 31, 1994, on the Cowesett Corners Shopping Center loan. In September 1995, a proposed sale of the Shopping Center for $13,250,000 (includes participant 50% interest) was announced. Based on this third party offer, it was determined that the $250,000 would be successfully recovered, and the amount was recorded as a recovery of a provision for possible loss. At September 30, 1995, this loan had an outstanding balance of $5,969,000 (net of deferred financing fees of $31,000).

       The increase in other liabilities is primarily due to the collection of cash from the operations of the Cowesett Corners
Shopping Center, which is held in an interest bearing escrow account.

       Stockholders' equity decreased $754,000 for the nine months ended September 30, 1995, reflecting net income of $1,142,000, dividends declared and paid of $2,046,000 and the unrealized gain on securities of $150,000.


RESULTS OF OPERATIONS

(Comments are for the three months and nine months ended
September 30, 1995, compared to the three months and nine months ended September 30, 1994.)

       The Company recorded income from operations of $310,000 ($.14 per share) for the three months ended September 30, 1995 compared to $215,000 ($.10 per share) for the same period of 1994. For the nine months ended September 30, 1995, the Company recorded income from operations of $607,000 ($.28 per share) compared to $580,000 ($.27 per share) for the same period of 1994.

       The Company recorded a gain on investments of $535,000 ($.24 per share) related to the sale of the 90 acre Baypointe land in Houston, Texas for the nine months ended September 30, 1995. The Company recorded a gain on investments of $135,000 ($.06 per share) related to the payoff of a mortgage loan during the nine months ended September 30, 1994.

       Interest income on mortgage loans increased during the third quarter of 1995 compared to the third quarter of 1994, primarily due to the interest income recognized from the Baypointe land loan. Interest income on mortgage loans decreased $140,000 during the first nine months of 1995 compared to the first nine months of 1994, reflecting primarily the payoff of the Rivercrest Apartments, the foreclosure of the Liberty Corners Shopping Center, and the cash flow payments of the Cowesett Corners Shopping Center. Interest income on these three mortgage loans during the first nine months of 1994 was $317,000 compared to $9,000 for 1995. During the first nine months of 1995 cash from operations of the Cowesett Corners Shopping Center of $1,073,000 was collected. The amounts were placed in escrow accounts and $624,000 in distributions for expenses were made. Any distribution of any excess funds from this account is pending the results of the foreclosure proceedings. The Company reported $9,000 from amortization of financing fees and no interest income related to this mortgage during the first nine months of 1995. Interest income on mortgage loans increased by $168,000 in 1995 compared to 1994 primarily due to interest received from the Meadowbend land loan, the Baypointe land loan and from the interest rate increase on the Hickory Creek land loan.

       The decrease in other income is primarily due to the total assignment price of the management contact being paid off in the second quarter of 1995.

       Management fees decreased during the third quarter and nine months ended September 30, 1995 compared to 1994, reflecting primarily the decrease in the management fee base of average invested assets from $24,894,000 at September 30, 1994 to $23,276,000 at September 30, 1995.

       The foreclosure of the Liberty Corners mortgage loan accounts for the increase in revenue from real estate owned, the increase in depreciation expense and the increase in minority interest expense for the three months and nine months ended September 30, 1995 compared to 1994. Only seven months of revenue and expense from Liberty Corners was included in the first nine months of 1994 while nine months of revenue and expense was included in the first nine months of 1995. The decrease in real estate operating expense for the nine months ended September 30, 1995 compared to 1994 was due to lower costs of property taxes, insurance expense and repair and maintenance.

       The increase in Professional Fees is primarily the legal costs incurred in foreclosure proceedings against the borrowers of the Cowesett mortgage loan.

       The increase in General and Administrative expense is primarily due to increased costs of insurance and stockholder relations expense.

       Based on a third party offer of $13,250,000 (includes participants 50% interest) for the purchase of the Cowesett
Corners Shopping Center, a recovery of possible losses of $250,000 was made.

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

       At September 30, 1995, the Company had $1,322,000 in cash and cash equivalents available for general corporate use. During the first quarter of 1995, the Company completed two sales of Houston acreage. The Company received cash of $48,000 (net of closing costs) for the sale of a 3 acre portion of one parcel, and it received cash of $217,000 (net of closing costs) for the sale of a 12 acre portion of a separate parcel. During the second quarter of 1995, the Company completed one sale of Houston acreage. The Company received $360,000 (net of closing costs) for the sale of the 90 acre Baypointe tract.

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

       Three of the Company's mortgage loan investments defaulted under terms of the original notes during 1993. The Liberty Corners mortgage went into default on July 1, 1993 and the Company received a deed in lieu of foreclosure on the property on February 25, 1994. The Company owns 77.78% of the investment and records the total assets, liabilities, revenues and expenses of the center with minority interest provided for the 22.22% not owned. The loan had a $5,294,000 balance net of allowance for losses and deferred income, and the Company recorded the asset at $6,806,000, which included the participant's 22.22% minority interest of $1,512,000. Subsequent to February 25, 1994, the Company reported $1,367,000 in revenue (including the 22.22% minority interest) from the operations of the property.

       The Cowesett Corners mortgages, with a total outstanding principal balance of $6,000,000, went into default on May 1, 1993. The borrower continued making payments from cash flow under a short-term work out agreement. However, the Company discontinued the accrual of interest income from the loan and now records interest income on the cash basis since the owner of Cowesett Corners filed for bankruptcy in February 1995. Also as a result of the bankruptcy proceedings, LNH recorded a provision for loss of $250,000 at December 31, 1994 to reduce the net carrying value of the loans to the estimated fair value of the investment. This loan is secured by a 135,713 square foot shopping center that is in a good location in Warwick, Rhode Island and in good physical condition. As of September 30, 1995, LNH has collected $1,073,000 cash from operations of the Cowesett Corners Shopping Center and disbursed $506,000 for past due property taxes and $118,000 for operating expenses. This cash was placed in an interest bearing escrow account. In addition, the Company during October 1995 collected $217,000 in cash from operations and disbursed $16,000 for operating expenses leaving a balance in the escrow account of $650,000. In September 1995, a proposed sale of the Cowesett Corners Shopping Center to a third party for $13,250,000 (includes participants 50% interest) was announced. If this sale does not close by November 30, 1995, LNH may foreclose its lien on December 1, 1995, and Cowesett and the Trustee waived any right to seek further stay of the foreclosure sale. In addition, based on this proposed sale an entry to record the recovery of the $250,000 provision for loss was made in September 1995.

       The Citrus Center mortgage, with an outstanding balance of $1,873,000, went into default on December 1, 1993. The borrowers had failed to make five scheduled payments and, as a result, the Company recorded a provision for loss of $275,000 at December 31, 1994 to write down the investment to its estimated net realizable value. In June 1995, a Modification Agreement between the borrowers and the Company was agreed on. Basically, the Modification calls for the interest rate to be reduced from 9% to 8%, with 1% to be deferred until the note matures on November 30, 1998. Also, of the five past due payments, the two payments most current were to be brought current, with the three remaining payments becoming due on November 30, 1998. As of September 30, 1995, the borrowers have made all payments agreed to in the Modification Agreement. During the first nine months of 1995, the Company has recognized interest income of $136,000 on this loan. The Company's mortgage loan portfolio performance in 1995 will be dependent on the ability of the Citrus Center owners to meet the terms of the Modification Agreement and the settlement obtained in the Cowesett Corners bankruptcy proceedings. While management of the Company does not believe it will incur additional losses on these investments, there can be no assurance that the defaults will be cured at terms as favorable to the Company as the original note terms.

        It is the Company's policy, consistent with its status as a real estate investment trust, to distribute at least 100% of taxable income. During the first nine months of 1995, the Company paid distributions to its stockholders of $2,046,000 ($.93 per share), which included a special dividend of $1,452,000 ($.66 per share).

       On September 6, 1995, LNH REIT, Inc. and EastGroup Properties, Inc. announced that the Special Committees of the Boards of each company had agreed in principle to a merger between LNH and EastGroup. The Company's shareholders would receive shares of EastGroup with a value of $7.75 for each LNH share. The number of EastGroup shares that LNH shareholders receive would be determined by dividing the value $7.75 by the average trading price of EastGroup shares during the 30 trading days prior to the date the SEC declares EastGroup's registration statement effective. The exchange ratio may not be greater than
 .40 EastGroup share of less than .375 EastGroup share per LNH share.

       EastGroup presently owns 23.4% of LNH. The merger is subject to several conditions, including execution and approval of the merger agreement by the Boards of each company, shareholder approval, receipt of a satisfactory fairness opinion by LNH and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission.

                         LNH REIT, INC.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

              As reported in the December 31, 1994 10-KSB and the June 30, 1995 10-QSB, the Company initiated foreclosure proceedings against the owner of Cowesett Corners Shopping Center, Cowesett Partners, L.P. in February 1995, as the result of the owner's June 1993 default under the terms of a certain Mortgage Deed (with Security Agreement and Assignment of Rents and Leases) dated March 31, 1988, and a certain Modification of Lien Agreement. The Mortgage and Modification of Lien Agreements secured two Promissory Notes with unpaid principal balances of $11,975,000 and $25,000 payable to the Company and a 50% participant. The Company's foreclosure was stayed by the filing of bankruptcy by Cowesett Partners, L.P. on February 13, 1995, in Rhode Island. The Company filed for relief from the automatic stay in the Cowesett Partners, L.P. bankruptcy case and initiated a lawsuit in the United States District Court for the Northern District of Texas against the guarantors of the Notes. In July of 1995, the bankruptcy court lifted the automatic stay which would allow the Company to proceed with its foreclosure. On July 7, 1995, Cowesett filed a Notice of Appeal of the Order granting relief from automatic stay. That appeal was docketed in the U.S. District Court on August 15, 1995. However on August 9, 1995, the bankruptcy court converted the debtor's Chapter 11 case to a Chapter 7 liquidation and a trustee was appointed. On August 18, 1995, Cowesett filed a Motion for Stay for the Order granting relief from the automatic stay, seeking a stay of the August 30, 1995 foreclosure sale, and requested an emergency hearing. On August 30, 1995, a 30-day stay of the foreclosure sale was granted. Oral arguments on Cowesett's appeal was scheduled for September 28, 1995. On that date, Cowesett, the Chapter 7 Trustee, and LNH presented the court with a Consent Order Dismissing Appeal. This Consent Order provided, inter alia, that the Chapter 7 Trustee could proceed with a proposed sale of the Property to a third party and that LNH would release its lien against the Property upon receipt of the sum of $13,250,000 (includes participants 50% interest). If the sale does not close by November 30, 1995, LNH may foreclose its lien on December 1, 1995, and Cowesett and the Trustee waived any right to seek further stay of the foreclosure sale. In early July 1995, the Company received a judgment against one of the guarantors of the Notes in its lawsuit filed in the United States District Court for the Northern District of Texas. The Company then docketed its judgment in Rhode Island Superior Court. The Company is pursuing collection of its judgment. The guarantor against whom judgment was entered has moved to vacate the judgment. Also, the Company is continuing its action against the remaining guarantor.


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

Dated:  November 7, 1995                    LNH REIT, Inc.


                                    By: /s/ Russell L. Wall
                                        ---------------------
                                         Russell L. Wall
                                         Controller

                                         /s/ N. Keith McKey
                                        ---------------------
                                         N. Keith McKey, CPA
                                         Senior Vice President
                                         Chief Financial Officer
                                         and Secretary