Form 10KSB
period 1995-12-31
LNH REIT INC
filed 1996-03-20
CIK 350206

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          -------------
                           FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                     ----------------------
For the fiscal year ended December 31, 1995
Commission file number 1-8330

                         LNH REIT, Inc.
         (Name of small business issuer in its charter)

          Maryland                      75-1732388
(State or other jurisdiction         (I.R.S. Employer
 of incorporation or organization)   Identification No.)

300 One Jackson Place
188 East Capitol Street
Jackson, Mississippi                             39201
(Address of principal executive offices)       (Zip Code)

Issuer's telephone number:    (601) 354-3555

Securities registered pursuant to Section 12(b) of the Act:

                                Name of Exchange on Which
 Title of Each Class                     Registered
Common Stock ($.50 par value)      New York Stock Exchange

    Securities registered under to Section 12(g) of the Act:
                              None

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES   X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Revenues for the year ended December 31, 1995 were
     $2,479,000

     At March 15, 1996, the aggregate market value of the voting stock held by nonaffiliates was $13,057,000.

     The number of shares of Common Stock outstanding as of March
     18, 1996 was 2,200,000.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of
Shareholders are incorporated by reference into Part III.



                              PART I

Item 1.  Description of Business.

Original Organization

   LNH REIT, Inc. ("LNH" or the "Company") is a corporation established under the laws of the State of Maryland in December 1980 under the name L & N Housing Corp. At the April 22, 1992 Annual Meeting, the Shareholders approved the change of name from L & N Housing Corp. to LNH REIT, Inc.

  LNH has qualified to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to continue to qualify to be so taxed. If in any taxable year the Company should not qualify as a REIT, it would be taxed as a corporation and distributions to shareholders would not be deductible by the Company in computing its federal and state taxable income.

Administration

   Until April 1992, the Company was managed pursuant to a Management Agreement with L & N Housing Managers, Inc. ("Prior Manager"), a wholly-owned subsidiary of Lomas Financial
Corporation ("LFC"). The Prior Manager served as the Company's investment advisor, administering the day-to-day affairs of the Company and representing the Company in its dealing with third parties, subject to the supervision of the Company's Board of Directors. LFC also owned 352,000 shares of the Company's common stock.

    In 1992, EastGroup Properties, a Maryland real estate investment trust ("EastGroup"), and Walker Investments L.P. ("Walker"), purchased 352,000 shares of the Company's Common Stock from LFC. The agreement pursuant to which the shares were purchased (the "Agreement") further provided that the Prior Manager would assign its rights and duties as manager under the Management Agreement to LNH REIT Managers, a Mississippi general partnership (the "Manager") which was an affiliate of EastGroup and Walker. The Management Agreement was amended to substitute the Manager for the Prior Manager under the Management Agreement. EastGroup and Walker agreed to pay an aggregate of $406,000 to the Company, in consideration of the assignment of the Prior Manager's duties and responsibilities as manager under the Management Agreement to LNH REIT Managers. The $406,000 has been paid in installments subject to the maximum amount that the Company may receive in a year without violating the 95% gross

Description of Business (continued)

income test set forth in Section 856(c) of the Internal Revenue Code. The unpaid balance of the $406,000 accrued simple interest at the rate of 6.6% and the obligation of EastGroup and Walker to pay any unpaid balance of the $406,000 terminated on January 1, 1996. During the year ended December 31, 1995, the Company accrued  $41,000  as  income pursuant to the  assignment  of  the
Management  Agreement  and recorded $2,000  in  interest  on  the unpaid balance. The final payment on this obligation was received in September 1995.

   On March 24, 1995, EastGroup and its wholly owned subsidiary, EGP Managers, Inc. ("EGP Managers"), entered into an agreement (the "March 24, 1995 Agreement") with Walker and certain entities affiliated with Walker and its affiliates pursuant to which EastGroup agreed to purchase 383,775 shares of the Company's Common Stock from Walker and EGP Managers agreed to purchase Walker's interest in the Manager. On that same date, the Board of Directors of the Company approved an additional amendment to the Management Agreement pursuant to which EGP Managers would assume the obligations and duties of Managers under the Management Agreement effective upon the Closing of the transactions set forth in the March 24, 1995 Agreement, which Closing took place on April 3, 1995.

   On September 6, 1995 (amended on December 6, 1995), LNH REIT, Inc. and EastGroup Properties, Inc. announced that the Special Committees of the Boards of each company had agreed in principle to a merger between LNH and EastGroup. The Company's shareholders would receive shares of EastGroup with a value of $8.10 for each LNH share. The number of EastGroup shares that LNH shareholders receive would be determined by dividing the value $8.10 by the average trading price of EastGroup shares during the 10 trading days prior to the effective date of the merger. EastGroup presently owns 23.4% of LNH. The merger is subject to several conditions, including shareholder approval, receipt of a satisfactory fairness opinion by LNH and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission.

   The Management Agreement, as amended, was renewed at its original expiration on December 31, 1995 but it will terminate on the effective date of the Company's merger with EastGroup Properties. The Manager had entered into an Administration Agreement with Congress Street Properties, Inc. (" Congress Street"), a Delaware corporation and then an affiliate of EastGroup, pursuant to which Congress Street provided day-to-day administrative services to the Company, including office space,



Description of Business. (continued)

equipment  and  personnel incident thereto.   The  Administration
Agreement was terminated by EGP Managers effective March 31, 1995. The Company bears the costs of independent agents, such as attorneys, auditors and appraisers, retained on behalf of the Company; of expenses connected with the acquisition, operation and disposition of its real property interests; and of shareholder communications, directors' fees and franchise taxes.

   Pursuant to the Management Agreement, the Company has no employees. All personnel required for the administration of the Company's operations, including LNH's officers, were compensated by EastGroup.

Operations

     The Company was originally formed to invest in participating first mortgage loans secured by multifamily rental projects located in the United States. As the markets for multifamily rental projects began to decline in 1985, the Company shifted its investment target to commercial projects and investments in marketable equity securities of other REITs.

   Since its inception, the Company has funded mortgage loans on 15 projects of which ten were disposed, one remains outstanding in the form of a mortgage loan and four loans were foreclosed and the collateral is held as real estate owned at December 31, 1995.

   The Company has operated, and intends to continue to operate, in such manner as to qualify for taxation as a REIT under the Code, but no assurance can be given that it will at all times so qualify. To qualify as a REIT, the Company must satisfy various requirements under the Code, including requirements concerning the nature and composition of its income and assets and a requirement that it distribute in each year at least 95% of its REIT taxable income. So long as the Company qualifies as a REIT, it will generally be taxable only on its undistributed taxable income. Distributions out of current or accumulated earnings and profits will be taxed to stockholders as ordinary income or capital gain, as the case may be. Distributions in excess of the Company's accumulated and current earnings and profits will constitute a non-taxable return to the stockholders (except insofar as such distributions exceed the cost basis on the Common Stock) and will result in a corresponding reduction in the cost basis of the Common Stock. If the Company fails to qualify as a REIT in any taxable year, it will be taxed as a corporation. Distributions to the stockholders will not be deductible by the




Description of Business. (continued)

Company in computing its taxable income but will be eligible for the dividends received deduction for corporations; and unless entitled to relief under specific statutory provisions, the Company will be ineligible for REIT status for the next four taxable years.

Item 2.  Description of Property.

   The operations of the Company are conducted from approximately 13,100 square feet of office space which was leased by Congress Street Properties, Inc. prior to December 31, 1994 and is located at 300 One Jackson Place, 188 East Capitol Street, Jackson, Mississippi. On December 31, 1994 the Company entered into a new Administration Agreement with EastGroup Properties. On March 31, 1995 this agreement was terminated. However, all operations will be conducted in the same office space as noted above and all leasing arrangements will be the responsibility of EastGroup. The Company does not own or lease properties other than those carried as part of its real estate investment portfolio discussed below and in Note C to the financial statements.

  The Company's primary investments in real estate related assets are summarized below.

  Mortgage Loans

  Citrus Center. This 20.99% mortgage loan participation is secured by a 136,228 square foot shopping center in Inverness, Florida and has an outstanding principal balance of $1,868,000 and net carrying value of $1,593,000 at December 31, 1995. The other 79.01% of this mortgage loan, amounting to $7,045,000, is held by a mortgage fund. This project was funded in 1988 and was scheduled to mature May 31, 1998.
    However, the borrowers on the Citrus Center mortgage loan failed to make five scheduled payments during 1993 and 1994. As a result of this default, the investment was written down to its estimated fair value by recording an allowance for loss of $275,000 at December 31, 1994 and writing off all accrued interest on the loan. The interest rate on this mortgage loan was 9% with payments of principal and interest due monthly. In June 1995, a Modification Agreement between the borrowers and the Company was agreed on. The Modification called for the interest rate to be reduced from 9% to 8%, with 1% to be deferred until the note matures on November 30, 1998. Also, of the five past due payments, the two payments most current were brought current, with the three remaining payments




Description of Property. (continued)

  becoming due on November 30, 1998. As of December 31, 1995, the borrowers have made all payments agreed to in the
  Modification Agreement. During 1995, the Company has recognized interest income of $174,000 as compared to $85,000 in 1994. The shopping center is 84% occupied at year end.

  West Houston, Ltd. In the September 1993 sale of a 1,108 acre parcel of the Houston land, the Company received cash of $1,108,000 and a mortgage note receivable of $3,324,000. The terms of the note include interest at the prime lending rate (8.75% at year-end); payments of interest only for 18 months, increasing thereafter to fixed principal and interest payments based on a 20-year amortization; and, maturity on September 17, 1999. After being discounted to yield a market rate of interest, the note has a net carrying value of $3,074,000 at December 31, 1995.

  MBSLD,Ltd. On March 18, 1994, the Company sold an 8.5 acre parcel of the unimproved Houston land to MBSLD, Ltd., a Texas limited partnership. The Company received $44,000 cash (net of closing costs) and a first mortgage of $200,000. The terms of the note include 36 monthly principal and interest payments beginning on May 1, 1994 that are based on a 15-year amortization accruing interest at 8 percent. The next 24 monthly payments will accrue interest at the lower of the prime rate plus 1.5% or a fixed rate of 10%. On April 1, 1999, a final principal payment of $158,000 becomes due along with any remaining accrued interest. No gain of loss was recorded at the time of this sale, and the principal balance of this loan at year-end was $146,000.

  Baypointe. On April 20, 1995, the Company sold a 90 acre parcel of land located in Houston, Texas to Elektra Enterprises, Inc. The Company received $550,000 in cash and a mortgage note receivable of $2,200,000. The terms of the note call for semi-annual principal and interest payments for four years. These payments are based on a 20 year amortization, and the note is due after four years. Interest accrues on the unpaid balance at the rate of 9.5% for the first 3 years and at prime plus 1.5% (with a 12% ceiling) for the fourth year. A gain of $535,000 was recognized on this sale and the principal balance of this loan at year-end was $2,046,000.








Description of Property. (continued)

  Real Estate Properties

  Linpro Commerce Center. This 99,000 square foot commercial building in Fort Lauderdale, Florida, was acquired on December 16, 1992 through a deed in lieu of foreclosure on a land purchase-leaseback investment of $1,200,000 and a mortgage loan investment with a net book value of $3,930,000. Linpro is located in the Central Broward County submarket which houses industrial distribution, mixed use, and office/service users. Office/service buildings in this corridor typically lease in the range of $6.50 - $9.00 net, with operating expenses from $2.65 to $3.80 per square foot. Vacancy rates along this corridor for office/service use is approximately 11%. Linpro is used as an office, showroom and warehouse and was 95% occupied and 100% leased at December 31, 1995. The asset was recorded at its estimated fair value of $3,800,000, resulting in a loss of $1,350,000 during 1992. It has a net book value of $3,730,000 at December 31, 1995.

   The following table sets forth certain operating data with respect to the property over the last five years (not owned by LNH in 1991 and from January 1, 1992 to December 15, 1992):

                                        Year Ended
                                        December 31,
                              1991   1992   1993   1994    1995

   Occupancy rate
     (at end of period)        95%    95%    85%    95%     95%
   Total rent per
      leased square foot     $5.90  $4.59  $4.77  $4.13   $4.94

          The  following  table  sets forth  certain  information
   regarding the leases of the tenants that occupy more than  10%
   of the rentable square footage at December 31, 1995:

                      Progressive     Major      Pride
                         Games       Supply     Outdoor    Lennox
  Minimum rent
     per year           $59,000     $100,000    $60,000   $76,000
  Expiration date         1997         1997       1998      1998
  Renewal option      2/2 yrs.     1/2 yrs.   2/2 yrs.  2/5 yrs.
                            ea.          ea.        ea.       ea.

  Lease expirations by year of expiration for all tenants as of December 31, 1995 are as follows (dollars in thousands):




Description of Property. (continued)

                                 1997      1998     1999     2000
  Number of leases expiring        3         3        1        1
  Total area (in sq.ft.)      43,000    32,500    9,500    9,000
  Annual rental                 $199      $159      $52      $46
  Percent of annual rental     43.6%     34.8%    11.4%    10.2%

       Based upon its experience to date, LNH believes that leases expiring in 1997 will be renewed (or replaced with new tenants in a few cases) at minimum rentals at least equal to existing rents for leases. However, LNH can give no assurance in this respect.

            The realty taxes for the year ended December 31, 1995 amounted to $78,000. The federal income tax basis of the property at December 31, 1995 was $5,203,000. LNH believes that the property is adequately covered by insurance.

  Liberty Corners. This 121,432 square foot shopping center in Liberty, Missouri, was acquired on February 25, 1994 through a deed in lieu of foreclosure on a mortgage loan investment with a book value of $6,689,000 and a carrying value of $5,294,000. The Company owns 77.78% of the investment and records the total assets, liabilities, revenues and expenses of the center with minority interests provided for the 22.22% not owned. The asset was recorded at its estimated fair value of $6,806,000, which includes the 22.22% minority interest share of $1,512,000. The property was built in 1987 and is one of five major centers in Liberty, ranging in size from 17,300 square feet to our 121,382 square foot center. Rents in the market range from an asking price of $6.00 to our asking rents in the $10.00 per square foot range. The shopping center was 85% occupied at year end. It has a net book value of $6,185,000 at December 31, 1995, which includes the minority interest share of $1,476,000.

   The following table sets forth certain operating data with respect to the property during the period owned by LNH:

                                                  Year Ended
                                                  December 31,
                                                  1994   1995
   Occupancy rate (at end of period)               83%    85%
   Total rent per leased square foot             $6.74  $6.81

          Despite research of the Company's files and those  held
   by   the   property's  management  company,  the   information
   disclosed in the above table was not available for 1991,  1992 and 1993.



Description of Property. (continued)

          The following table sets forth certain information regarding the lease of the only tenant that occupies more than 10% of the rentable square footage at December 31, 1995:

                            Price
                           Chopper
  Minimum rent
     per year              $290,000
  Expiration date             2007
  Renewal option       4/5 yrs. ea.


   Lease expirations by year of expiration for all tenants as of December 31, 1995 are as follows (dollars in thousands):

                       1997   1998   1999    2000    2002    2007
  Number of
   leases expiring       5      3      2       4       1       1
  Total area
    (in sq.ft.)      10,650  6,700   9,850  18,070  1,400  56,000
  Annual rental        $99    $68     $73    $157    $12    $290
  Percent of
    annual rental     14.2%   9.7%   10.4%   22.5%   1.7%   41.5%

          Based upon its experience to date, LNH believes that leases expiring in 1997 will be renewed (or replaced with new tenants in a few cases) at minimum rentals at least equal to existing rents for leases. However, LNH can give no assurance in this respect.

            The realty taxes for the year ended December 31, 1995 amounted to $147,000. The federal income tax basis of the property at December 31, 1995 was $6,567,000. LNH believes that the property is adequately covered by insurance.


   Cowesett Corners. This 135,713 square foot shopping center in Warwick, Rhode Island, was acquired on December 1, 1995 through foreclosure and the Company recorded its net loan investment of $5,971,000 as an investment in a joint venture. The company owns 50% of the investment and accounts for this investment on the equity method of accounting. The investment at December 31, 1995 amounted to $6,011,000. Cowesett is situated in the Warwick Route 2 commercial corridor which is the primary retail area for Providence and





Description of Property. (continued)

     the  State of Rhode Island.  Within this submarket  Cowesett is the premier supermarket anchored strip type shopping center. The Warwick retail market, due to its diversified economic base, has generally been more resilient than the overall Rhode Island economy. The shopping center is 97% leased at December 31, 1995.


   The following table sets forth certain operating data of the previous owner with respect to the property over the last five years:

                                        Year Ended
                                        December 31,
                              1991   1992   1993   1994    1995

   Occupancy rate
     (at end of period)        84%    86%    86%    86%     97%
   Total rent per
      leased square foot     $8.84 $9.37  $9.57  $9.75   $9.89

        The   following  table  sets  forth  certain  information
   regarding the leases of the tenants that occupy more than 10% of the rentable square footage at December 31, 1995:
                                                         Edwards
                            Super        Sportswear      Paint &
                         Stop N'Shop     Store, Inc.  Decorating
  Minimum rent per year   $500,000      $213,000       $135,000
  Expiration date             2007          1998           2005
  Renewal option      6/5 yrs. ea.    2/5 yrs. ea.  3/5 yrs. ea.

  Lease expirations by year of expiration for all tenants as of December 31, 1995 are as follows (dollars in thousands):

                                 1996      1997     1998     2000
  Number of leases expiring        3         1        8        3
  Total area (in sq.ft.)       4,646       900   37,343    8,757
  Annual rental                  $64       $14     $411     $121
  Percent of annual rental      4.6%      1.0%    29.4%     8.6%


                                 2001      2005     2007     2010
  Number of leases expiring        2         1        1        1
  Total area (in sq.ft.)      10,727    17,059   55,532    5,599
  Annual rental                 $105      $135     $500      $50
  Percent of annual rental      7.5%      9.6%    35.7%     3.6%



Description of Property. (continued)

          Based upon its experience to date, LNH believes that leases expiring in 1996 and 1997 will be renewed (or replaced with new tenants in a few cases) at minimum rentals at least equal to existing rents for leases. However, LNH can give no assurance in this respect.

          The  realty taxes for the year ended December 31,  1995
   amounted to $285,000. The federal income tax basis of the property at December 31, 1995 was $5,964,000. LNH believes that the property is adequately covered by insurance.

  Unimproved Land. In December 1990, the Company received a deed in lieu of foreclosure on a mortgage loan investment collateralized by approximately 1,360 acres of unimproved land in Houston, Texas. At December 31, 1995, the company had three remaining parcels (approximately 141 acres) with a net book basis of $776,000.

  Marketable Equity Securities

  Liberte' Investors. The Company owns 300,000 shares of this company, which was formerly known as Lomas & Nettleton Mortgage Investors and was managed by a subsidiary of LFC. The investment has a carrying value and a market value of $675,000 ($2.25 per share) at December 31, 1995. No dividends have been received from this investment since 1990.

Item 3.  Legal Proceedings.

  The Company initiated foreclosure proceedings against the owner of Cowesett Corners Shopping Center, Cowesett Partners, L.P., in February 1995, as the result of the owner's June 1993 default under the terms of a certain Mortgage Deed (with Security Agreement and Assignment of Rents and Leases) dated March 31, 1988, and a certain Modification of Lien Agreement. The Mortgage and modification of Lien Agreements secured two Promissory Notes Payable to the Company and a 50% participant with unpaid principal balances of $11,975,000 and $25,000. The Company's foreclosure was stayed by the filing of bankruptcy by Cowesett Partners, L. P. on February 13, 1995 in Rhode Island. After various motions with respect to whether LNH and its co-investor should be able to foreclose on the Cowesett Corners Shopping Center and sell it at public auction, an agreement was reached and approved by the Court pursuant to which the Cowesett Corners Shopping Center was to be sold to an unrelated third party and LNH and its co-investor would release their lien on the Cowesett Corners Shopping Center in return for a cash payment of $13,250,000, of which $6,625,000 was to be paid to LNH. The

Description of Property. (continued)


potential purchaser of the Cowesett Corners Shopping Center decided not to proceed with the transaction. Because the proposed sale did not take place by the November 30, 1995 deadline, LNH and its co-investor foreclosed their lien on the property and took title to the property on December 1, 1995.

Item 4.  Submission of Matters to Vote of Security Holders.

  None.

PART II


Item  5.   Market  for  Common  Equity  and  Related  Stockholder
Matters.

   The Company's common stock, $.50 par value, is traded on the New York Stock Exchange under the symbol LHC. The following table indicates the high and low share prices for each quarter during the past two years and per share distributions declared for the quarter.
                        1995                          1994
                 Stock Price      Cash       Stock Price     Cash
Dividends                Dividends
Quarter Ended    High    Low    Declared   High    Low   Declared

March 31   $ 6 5/8  $ 5 3/4     $  .75     $8 7/8  $7 7/8 $   .14
June 30      6 3/4    6            .09      8 7/8   7 3/4     .14
September 30 7 3/8    6 1/4        .09      9 1/4   6 1/2    1.59
December 31  7 3/4    7 1/8        .15      7       6 1/8     .09
                                $ 1.08                     $ 1.96

As of March 18, 1996, there were 502 holders of record of the Company's common stock.

Item 6.  Management's Discussion and Analysis

Financial Condition

   Assets of the Company decreased by $959,000 during 1995, to a balance of $25,675,000 at December 31, 1995. Total liabilities increased from $2,003,000 at December 31, 1994 to $2,226,000 at December 31, 1995.

   The Company's mortgage loans balance (inclusive of mortgage loans subject to foreclosure proceedings) decreased $3,974,000 during the fiscal year. This decrease was primarily due to the foreclosure of the Cowesett Corners Shopping Center. The Company acquired Cowesett through foreclosure on December 1, 1995, and recorded its 50% of the investment at its book value of $5,971,000 (net of $29,000 in unamortized financing fees). Due to the Company only owning 50% of the property, the investment is a joint venture. The Company recorded $40,000 as its 50% share of the Shopping Center's operating income for the month of December 1995. Also, a loan of $2,200,000 was made by the Company for the sale of the 90 acre Baypointe property located in Houston, Texas. In addition, the Company collected principal payments of $269,000




Management's Discussion and Analysis (continued)

Financial Condition (continued)

on loans and recognized loan discounts and deferred financing fees of $62,000 during the fiscal year.

   The Company closed three sales of its Houston land during the fiscal year ended December 31, 1995. During the first quarter of 1995 the Company sold a 2.78 acre and 12.26 acre tract of Houston land. The Company received cash of $265,000 (net of closing costs) for these sales. No gain or loss was recognized on these sales. On April 20, 1995, the Company closed a 90 acre sale of its Baypointe property for $550,000 in cash and $2,200,000 in seller financing. As part of the seller financing, a $137,500 principal payment was due within 45 days of closing. This payment was made on June 8, 1995. A gain of $535,000 was recognized during the second quarter of 1995.

   The Company spent $94,000 for improvements to the Linpro Commerce Center and recorded $168,000 in depreciation during 1995. Improvements to Liberty Corners totalled $37,000 and $201,000 in depreciation was recorded during 1995 (amounts include 22.22% minority interest.)

   The Company also wrote down its investment in the Liberty Corners Shopping Center by $439,000. The resulting carrying value, net of minority interest, of $4,650,000 reflects management's best estimate of the property's net realizable value.

  During 1995, the Company recorded a recovery of a provision for loss of $250,000 related to the mortgage loan on the Cowesett
Corners Shopping Center. At December 31, 1995, the allowance for losses relates to the Citrus Center mortgage loan.

   The increase in other liabilities is primarily due to the collection of cash from the operations of the Cowesett Corners
Shopping Center, which is held in an interest bearing escrow account.

    Shareholders' equity decreased $1,182,000 during 1995, reflecting net income of $1,044,000, dividends declared and paid of $2,376,000 and an unrealized gain of $150,000 recorded on the Company's available-for-sale securities. The Company's investment in 300,000 shares of Liberte' Investors common stock is






Management's Discussion and Analysis. (continued)

Financial Condition (continued)

considered available for sale. The shares have a book value and a market value of $2.25 per share at December 31, 1995.

Results of Operations

   Income before gain on investments was $509,000 for the year ended December 31, 1995 compared to $124,000 in 1994. The Company recorded a gain on investments of $535,000 related to the sale of the 90 acre Baypointe land in Houston, Texas for the year ended December 31, 1995. The Company recorded a gain on investments of $135,000 related to the payoff of the Rivercrest apartment mortgage loan during the year ended December 31, 1994. Net income was $1,044,000 ($.47 per share) for the year ended December 31, 1995 compared to $259,000 ($.12 per share) in 1994.

   Interest income on mortgage loans increased $315,000 during 1995 compared to 1994, reflecting the interest earned on the Baypointe land loan ($137,000), increased interest received on the Cowesett Corners Shopping Center loan ($163,000), and increased interest received on the Citrus Center mortgage loan ($89,000). These three loans had a positive impact on mortgage loan interest income of $389,000 during the current year, but were offset by a $145,000 decrease in interest received on the Rivercrest (paid off in 1994) and Liberty Corners (foreclosed in
1994) mortgage loans and a $71,000 increase in interest income received on the loans related to the Houston parcels of land.

        The Cowesett Corners mortgages, with a total outstanding principal balance of $6,000,000, went into default on May 1, 1993. For a time, the borrower continued making payments from cash flow under a short-term work out agreement. However, the Company discontinued the accrual of interest income from the loan and recorded interest income on the cash basis since the owner of Cowesett Corners filed for bankruptcy in February 1995. Also as a result of the bankruptcy proceedings, LNH recorded a provision for loss of $250,000 at December 31, 1994 to reduce the net carrying value of the loan to the estimated fair value of the investment. During 1995, the operating cash flow of Cowesett Corners was required to be placed in a court approved escrow account. As of December 31, 1995, LNH used the escrowed $1,431,000 cash from operations of the Cowesett Corners Shopping Center to pay past due property taxes and sewer assessments and






Management's Discussion and Analysis (continued)

$183,000  for operating expenses.  In January 1996,  the  Company received an additional $110,000 cash from operations of the Cowesett Corners Shopping Center in December. The cash remaining in the escrow account after the above transactions was $423,000. The Company recorded $211,000 (its 50% interest) as interest income in December 1995. Total interest income due for 1995 based on the terms of the note was $568,000 and the Company recorded total interest income of $222,000 for 1995. In September 1995, the Company learned of a proposed sale of the Cowesett Corners Shopping Center to a third party for $13,250,000 (includes participants 50% interest). Because the sale did not close by November 30, 1995, LNH foreclosed on December 1, 1995, and Cowesett and the Trustee waived any right to seek further stay of the foreclosure sale. In addition, based on this proposed sale an entry to record the recovery of the $250,000 provision for loss was made in September 1995.

   The Citrus Center mortgage, with an outstanding balance of $1,868,000, went into default on December 1, 1993. The borrowers had failed to make five scheduled payments. The Company recorded a provision for loss of $275,000 at December 31, 1994 to write down the investment to its estimated net realizable value. In June 1995, a Modification Agreement between the borrowers and the Company was agreed on. Basically, the Modification called for the interest rate to be reduced from 9% to 8%, with 1% to be deferred until the note matures on November 30, 1998. Also, of the five past due payments, the two payments most current were brought current, with the three remaining payments becoming due on November 30, 1998. As of December 31, 1995, the borrowers have made all payments agreed to in the Modification Agreement. During 1995, the Company recognized interest income of $174,000 as compared to $85,000 in 1994.

   Due to the payoff of the Rivercrest mortgage loan and the foreclosure of the Liberty Corners mortgage loan in 1994, no interest was recorded on these loans in 1995 compared to $145,000 in 1994.

   The foreclosure of the Liberty Corners mortgage loan accounts for the increase in revenue from real estate owned, the increase in depreciation expense and the increase in minority interest expense for the year ended December 31, 1995 compared to 1994. Only ten months of revenue and expense from Liberty Corners was included during 1994 while twelve months was included in 1995. The decrease in real estate operating expense for the year ended December 31, 1995, compared to 1994 was due to lower costs of property taxes, insurance expense and repair and maintenance.



Management's Discussion and Analysis. (continued)

   The decrease in other income is primarily due to the total assignment price of the management contract being paid off in the second quarter of 1995 and the Company receiving a $91,000 payment in 1994 for the settlement of the Liberte' stock class action suit. The Company recorded management fee income of $41,000 in 1995 compared to $125,000 in 1994.

   Management fees are calculated as a percentage of total assets each month (based on a 1.25% per annum fee of the daily weighted average balance of total assets), and total fees decreased during 1995 primarily as a result of a decrease in the management fee base of average invested assets from $24,749,000 at December 31, 1994 to $23,301,000 at December 31, 1995.

   The increase in professional fees is primarily the legal costs incurred in foreclosure proceedings against the borrowers of the Cowesett mortgage loan, and costs from the proposed merger between EastGroup Properties and LNH REIT, Inc.

  The increase in General and Administrative expense is primarily due to increased costs of insurance and stockholder relations expense.

   Based on a third party offer for the purchase of the Cowesett Corners Shopping Center, a recovery of possible losses of $250,000 was made during the third quarter of 1995. In addition, management estimated the fair market value of the liberty Corners Shopping Center to be $4,650,000 and a provision for loss of $439,000 was recorded to reduce the property's carrying value to the estimated fair market value.

Liquidity and Capital Resources

        The Company's primary sources of funds continue to be monthly principal and interest payments on its mortgage loans and net operating income from real estate properties. The Company believes that these funds, along with cash balances, are sufficient to meet its long and short-term operating needs as well as to continue the payment of cash dividends as required for its continued qualification as a real estate investment trust.

   At December 31, 1995, the Company had $1,016,000 in cash and cash equivalents available for general corporate use. During the first quarter of 1995, the Company completed two sales of Houston acreage. The Company received cash of $48,000 (net of closing costs) for the sale of a 3 acre portion of one parcel, and it received cash of $217,000 (net of closing costs) for the sale of a 12 acre portion of a separate parcel. During the second quarter


Management's Discussion and Analysis. (continued)

Liquidity and Capital Resources (continued)

of  1995,  the Company completed another sale of Houston acreage.
The Company received $360,000 (net of closing costs)for the sale of the 90 acre Baypointe tract.

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

        Three of the Company's mortgage loans defaulted under terms of the original notes during 1993. The Liberty Corners mortgage  went  into  default on July 1,  1993  and  the  Company received a deed in lieu of foreclosure on the property on February 25, 1994. The Company owns 77.78% of the investment and records the total assets, liabilities, revenues and expenses of the center with minority interest provided for the 22.22% not owned. The loan had a $5,294,000 balance net of allowance for losses and deferred income, and the Company recorded the asset at $6,806,000, which included the participant's 22.22% minority interest of $1,512,000.

        The Cowesett Corners mortgages, with a total outstanding principal balance of $6,000,000, went into default on May 1, 1993. The borrower continued making payments from cash flow under a short-term work out agreement. However, the Company discontinued the accrual of interest income from the loan and recorded interest income on the cash basis since the owner of Cowesett Corners filed for bankruptcy in February 1995. The Company foreclosed the property on December 1, 1995 and recorded its 50% participation of $5,971,000 (net of $29,000 in unamortized financing fees) as a joint venture.






Management's Discussion and Analysis. (continued)

Liquidity and Capital Resources (continued)


       The Citrus Center mortgage, with an outstanding balance of $1,868,000, went into default on December 1, 1993. The borrowers had failed to make five scheduled payments and, as a result, the Company recorded a provision for loss of $275,000 at December 31, 1994 to write down the investment to its estimated net realizable value. In June 1995, a Modification Agreement between the borrowers and the Company was agreed on. Basically, the Modification called for the interest rate to be reduced from 9% to 8%, with 1% to be deferred until the note matures on November 30, 1998. Also, of the five past due payments, the two payments most current were to be brought current, with the three remaining payments becoming due on November 30, 1998. As of December 31, 1995, the borrowers have made all payments agreed to in the Modification Agreement. During 1995, the Company has recognized interest income of $174,000 on this loan. The Company's mortgage loan portfolio performance during 1995 has been dependent on the ability of the Citrus Center owners to meet the terms of the Modification Agreement and the settlement obtained in the Cowesett Corners bankruptcy proceedings. While management of the Company does not believe it will incur additional losses on these investments, there can be no assurance that the defaults will be cured at terms as favorable to the Company as the original note terms.

        It is the Company's policy, consistent with its status as a real estate investment trust, to distribute at least 100% of taxable income. During 1995, the Company paid distributions to its stockholders of $2,376,000 ($.1.08 per share), which included a special dividend of $1,452,000 ($.66 per share).

        On September 6, 1995 (amended on December 6, 1995), LNH REIT, Inc. and EastGroup Properties, Inc. announced that the Special Committees of the Boards of each company had agreed in principle to a merger between LNH and EastGroup. The Company's shareholders would receive shares of EastGroup with a value of $8.10 for each LNH share. The number of EastGroup shares that LNH shareholders receive would be determined by dividing the value $8.10 by the average trading price of EastGroup shares during the 10 trading days prior to the effective date of the merger. EastGroup presently owns 23.4% of LNH. The merger is subject to several conditions, including shareholder approval, receipt of a satisfactory fairness opinion by LNH and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission.

Item 7. Financial Statemetns.

                  INDEX OF FINANCIAL STATEMENTS


Report of Independent Auditors.........................  21

Consolidated Financial Statements:

     Balance Sheets as of December 31, 1995 and 1994...  22

     Statements of Operations for the years ended
       December 31, 1995 and 1994......................  23

     Statements of Cash Flows for the years ended
       December 31, 1995 and 1994......................  24

     Statement of Stockholders' Equity for the years
       ended December 31, 1995 and 1994................  25

     Notes to Financial Statements.....................  26





REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
LNH REIT, Inc.

    We have audited the accompanying consolidated balance sheets of LNH REIT, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LNH REIT, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                \s\ Ernst & Young LLP

                                                ERNST & YOUNG LLP

Jackson, Mississippi
March 15, 1996



                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                               December 31
                                      --------------------------
                                             1995           1994
                                       ------------    ----------

Assets
Mortgage loans                          $     7,135   $    5,149
Mortgage loans subject to foreclosure
  proceedings                                     -        5,960
Real estate properties:
  Earning
    Warehouse                                 4,166        4,073
    Shopping center                           6,465        6,867
    Accumulated depreciation                   (796)        (427)
  Joint venture in Cowesett                   6,011            -
  Non-earning land                              776        3,067
                                        -----------   ----------
                                             23,757       24,689
Less allowance for losses                      (275)        (525)
                                        -----------   ----------
                                             23,482       24,164
Marketable equity securities                    675          525
Cash and cash equivalents                     1,016        1,660
Accrued interest and other receivables          502          285
                                        -----------   ----------
                                        $    25,675   $   26,634
                                        ===========   ==========
Liabilities
Minority interest                       $     1,476   $    1,510
Accrued expenses and other liabilities          750          493
                                        -----------   ----------
                                              2,226        2,003
                                        -----------   ----------
Stockholders' Equity
Common stock, $.50 par value,
  15,000,000 shares authorized,
  2,200,000 shares issued and
  outstanding in 1995 and 1994                1,100        1,100
Paid in capital                              24,839       27,215
Deficit                                      (2,996)      (4,040)
Unrealized gain on marketable
  equity securities                             506          356
                                        -----------    ---------
                                             23,449       24,631
                                        -----------   ----------
                                        $    25,675   $   26,634
                                        ===========   ==========
         See notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)

                                         Year Ended
                                         December 31
                                     -------------------
                                          1995      1994
                                     --------    -------
Revenues
Revenue from real estate properties     $1,451    $1,249
Interest income:
  Mortgage loans                           889       574
  Cash equivalents and other                52       101
Equity in operation of
  Cowesett joint venture                    40         -
Other income                                47       226
                                      --------    ------
                                         2,479     2,150
                                      --------    ------
Expenses
Management fees                            294       338
Real estate expenses
  Operating                                521       605
  Depreciation                             369       277
Professional fees                          283        49
General and administrative                 216       178
Provision for losses                       189       525
Minority interest expense                   98        54
                                      --------   -------
                                         1,970     2,026
                                      --------   -------

Income before gain on investments          509       124
                                      --------   -------
Gain on investments
Real estate and mortgage loans             535       135
                                      --------   -------
Net Income                            $  1,044    $  259
                                      ========   =======


Net Income per share                   $   .47    $  .12
                                      ========   =======

Average number of shares outstanding     2,200     2,200
                                      ========   =======

         See notes to consolidated financial statements

              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (In thousands)

                                               Year Ended
                                               December 31
                                       -------------------------
                                           1995           1994
                                       ----------     ----------
Operating Activities
  Net income                           $    1,044     $      259
   Adjustments to reconcile
   net income to net cash provided
   by operating activities:
    Amortization of deferred financing
      fees and discount on mortgage loans     (62)           (60)
    Depreciation                              378            277
    Joint Venture investment                  (50)             -
    Provision for losses                      189            525
    Gain on investments                      (535)          (135)
    Other                                     (45)           (35)
    Net change in receivables, payables
     and other assets                          49            (14)
                                      -----------     ----------
Cash provided by operating activities         968            817
                                      -----------     ----------
Investing Activities
  Collections on mortgage loans               269          3,999
  Improvements to real estate                (130)          (228)
  Proceeds from sale of real estate           625             44
                                      -----------     ----------
Cash provided by investing activities         764          3,815
                                      -----------     ----------
Financing Activities
  Dividends paid                           (2,376)        (4,312)
                                      -----------     ----------
Cash used in financing activities          (2,376)        (4,312)
                                      -----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           (644)           320
Cash and cash equivalents at
  beginning of year                         1,660          1,340
                                      -----------     ----------
Cash and cash equivalents at
  end of year                         $     1,016     $    1,660
                                      ===========     ==========

         See notes to consolidated financial statements


         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands)


                                               Year Ended
                                               December 31
                                      --------------------------
                                           1995           1994
                                      -----------     ----------
Common stock, $.50 par value
  Balance at beginning and
  end of period                       $     1,100     $    1,100
                                      -----------     ----------
Paid-in capital
  Balance at beginning of period           27,215         31,527
  Cash dividends declared and paid         (2,376)        (4,312)
                                      -----------     ----------
  Balance at end of period                 24,839         27,215
                                      -----------     ----------
Deficit
  Balance at beginning of period           (4,040)        (4,299)
  Net income                                1,044            259
                                      -----------     ----------
  Balance at end of period                 (2,996)        (4,040)
                                      -----------     ----------
Unrealized gain on marketable
equity securities
  Balance at beginning of period              356              -
  Change in unrealized gain on
   securities                                 150            356
                                      -----------     ----------
  Balance at end of period                    506            356
                                      -----------     ----------
Total stockholders' equity            $    23,449     $   24,631
                                      ===========     ==========


         See notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

       The Company operates as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code. The Company's revenues consist principally of rental income from operating real estate properties and interest income from mortgage loans. At December 31, 1995, the Company's investments consisted, principally, of four mortgage loans collateralized by real estate, three operating real estate properties (two shopping centers and one industrial distribution center), and undeveloped land.

Proposed Merger

       On September 6, 1995 (amended on December 6, 1995), LNH REIT, Inc. and EastGroup Properties announced that the Special Committees of the Boards of each company had agreed in principle to a merger between LNH and EastGroup. See Note L to the Financial Statements for further details of this event.

Principles of Consolidation

   The consolidated financial statements include the accounts of LNH REIT, Inc., its wholly owned subsidiaries and a 77.78% owned joint venture (referred to collectively as "LNH" or "the Company"). The property included in the joint venture is the Liberty Corners Shopping Center located in Kansas City, Missouri. The Liberty Corners joint venture's assets, liabilities, revenues and expenses are recorded by the Company with minority interest provided for the 22.22% not owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

   For years ending after December 31, 1992, the Company adopted the financial statement reporting provisions of Regulation S-B of the Securities and Exchange Commission.

Recognition of Interest Income

   Interest is taken into income when earned. The Company discontinues the accrual of income when circumstances exist which cause the collection of such income to be doubtful. The determination to discontinue accruing income is made after review by management of all relevant facts including delinquency in payment of principal, interest and the credit of the borrower. NOTE A - ACCOUNTING POLICIES (continued)

Revenue from Real Estate Properties

   Minimum rents are recognized ratably over the lease term. Rents that represent tenant reimbursements of certain expenses are recognized as the applicable services are provided or the expenses incurred and totalled $320,000 in 1995 and $300,000 in 1994.

Earnings Per Share

   Earnings per share is based on the average number of shares of common stock outstanding during each year.

Use of Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Properties

  Foreclosed properties are recorded at the lower of cost or fair value at the date of foreclosure. A provision for losses, if any, is determined at the time of foreclosure in an amount equal to the excess of the recorded investment over estimated fair
value.   The  carrying  value  of  real  estate  properties   are
evaluated in relation to current estimates of net realizable value. If necessary, a provision for losses is recorded to write-down carrying value to the estimated net realizable value.

Depreciation

   Depreciation for financial reporting purposes is provided by the straight-line method over the estimated useful lives of the property. Buildings are depreciated over a 30 year estimated useful life and tenant improvements over a 5 year estimated useful life. Depreciation for tax reporting purposes is provided by the straight-line method over the applicable Modified Accelerated Cost Recovery System (MACRS) life.
NOTE A - ACCOUNTING POLICIES (continued)

Allowance for Possible Losses

   Prior to January 1, 1995, the Company followed the method of determining the allowance for possible losses prescribed by the AICPA Statement of Position on Accounting Practices for Real Estate Investment Trusts. Under this method, the Company established an allowance for possible losses on mortgage loans based upon management's evaluation of the recoverability of each loan in its portfolio through a comparison of the carrying value of an investment with its estimated net realizable value. In determining estimated net realizable value, consideration is given to such factors as the financial condition of the borrower and the determination of collectibility; the estimated selling price a property will bring if exposed for sale in the open market allowing a reasonable time to find a purchaser; prevailing economic conditions; expectations of future development; the estimated  cost  to  complete and improve such  property  to  the condition used in determining the estimated selling price; the cost to dispose of the property; and the cost to hold the property (including an interest factor based on the Company's cost of funds) to the estimated time of sale.

   Beginning January 1, 1995, the Company adopted Financial Accounting Standards Board No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The effect of adopting FASB 114 on results of operations for 1995 and the allowance for possible losses was not material.

   This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

NOTE A - ACCOUNTING POLICIES (continued)

Income Taxes

   The Company qualified as a real estate investment trust under Sections 856-860 of the Internal Revenue Code and intends to continue to qualify as such. The Company has distributed all of its taxable income to its shareholders, and, accordingly, no provision for federal or state income taxes has been made and no income taxes have been paid. Distributions paid per share in 1995 and 1994 for income tax purposes were as follows:


                                         1995     1994
                Ordinary Income        $  .05   $  .63
                Return of Capital        1.03     1.33
                    Total              $ 1.08   $ 1.96

   Taxable income differs from income reported for financial reporting purposes primarily because of (1) the timing of the deduction for the provision for possible losses, writedowns of real estate investments and losses on securities, (2) different depreciation methods and lives, and (3) different rates of interest income accrual.

Marketable Equity Securities

   On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified its investments as securities available-for-sale. Accordingly, as of December 31, 1995 and 1994, investment securities are carried at fair value with the unrealized gain of $506,000 and $356,000, respectively, presented as a separate component of stockholders' equity.

Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Reclassifications

   Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.
NOTE B - MORTGAGE LOANS

     The unpaid balances of mortgage loans, summarized by type of loan, are as follows:

                                                  December 31
                                                 1995     1994
       Type of Loan                             (In thousands)
         Shopping Centers.................    $ 1,868    $ 7,822
         Land ............................      5,267      3,287
                                              $ 7,135    $11,109

The unpaid balances of mortgage loans, which bear interest at an average rate of 8.91%, are scheduled to mature in succeeding years as follows:

                          Year                      Amount
                                                (In thousands)
                          1996                      $   144
                          1997                          154
                          1998                        2,034
                          1999                        4,803
                                                   --------
                                                    $ 7,135
                                                   ========

   Because of the circumstances discussed in Note C regarding the Cowesett Corners Shopping Center, the interest income on this loan was accounted for on the cash basis. The amount of interest foregone on this loan due to this accounting method was $346,000 and $562,000 in the years ending December 31, 1995 and 1994, respectively.

    The   amount   of  loan  discounts  and  related  accumulated
amortization reflected as a reduction to the carrying value of mortgage loans were as follows:
                                                December 31,
                                            1995           1994

       Loan  discounts                $  292,000       $  292,000
       Accumulated amortization         (108,000)        ( 59,000)
                                       ---------       ----------
                                       $ 184,000        $ 233,000


   The federal income tax basis of mortgage loans at December 31, 1995 is approximately $7,319,000. The federal income tax return for the year ended December 31, 1995 has not been filed, and, accordingly, the income tax basis of mortgage loans as of December 31, 1995 is based on preliminary data.

NOTE C - REAL ESTATE INVESTMENTS

       At  December  31, 1995, the Company's investment  in  land includes  three  parcels of undeveloped land,  approximately  141
acres  in  total,  located in Houston, Texas.   The  land  has  a
carrying value of $776,000 at December 31, 1995.

       Also included in real estate investments at December 31,1995 are the Linpro Commerce Center in Fort Lauderdale, Florida, the Liberty Corners shopping center in Kansas City, Missouri, and the Cowesett Corners shopping center in Warwick, Rhode Island. The Linpro Commerce Center is a 99,000 square foot industrial building, and it is used by tenants as an office, showroom and warehouse. Upon foreclosure in 1992, the property was recorded at its estimated fair value of $3,800,000, resulting in a loss of $1,350,000. At December 31, 1995, the property was 95% occupied.

       The Liberty Corners Shopping Center is a 121,432 square foot commercial facility that was 85% leased at December 31,1995. The shopping center was collateral to a 77.78% mortgage loan participation the Company owned with an outstanding principal balance of $6,689,000 and a carrying value, net of allowance for losses and deferred income, of $5,294,000. The Company received a deed in lieu of foreclosure to Liberty Corners on February 25, 1994, and title to the property is held as tenants in common with the 22.22% participant in the mortgage loan. The Company recorded the total assets, liabilities, revenues and expenses of the center with minority interest provided for the 22.22% not owned. The Company recorded the original investment at $6,806,000, which included the participant's 22.22% minority interest of $1,512,000. In December 1995, the carrying value of the Liberty Corners Shopping Center was adjusted to net realizable value. The write-down of $439,000, net of minority interest, is reflected in the Company's December 31, 1995 financial statements. The resulting carrying value of Liberty Corners is management's best estimate of the property's net realizable value.

       The Cowesett Corners Shopping Center is a 135,713 square foot shopping center in Warwick, Rhode Island. The Company acquired title on December 1, 1995 through foreclosure and recorded its net loan investment of $5,971,000 as an investment in a joint venture. The company owns 50% of the investment and accounts for this investment on the equity method of accounting. The investment at December 31, 1995 amounted to $6,011,000. The shopping center was 97% leased at December 31, 1995.

NOTE C - REAL ESTATE INVESTMENTS - (continued)

       The following is a schedule by year of future approximate minimum rental receipts under non-cancelable leases for the Linpro Commerce Center, Liberty Corners Shopping Center and
Cowesett Corners Shopping Center as of December 31, 1995:

                          Year                      Amount
                                                (In thousands)
                          1996                      $ 2,555
                          1997                        2,393
                          1998                        2,165
                          1999                        1,571
                          2000                        1,391
                      Subsequently                    6,998
                                                 ----------
                                                    $17,073


     The federal income tax basis of real estate, net of depreciation as of December 31, 1995, is approximately $19,661,000. The federal income tax return for the year ended December 31, 1995 has not been filed, and, accordingly, the income tax basis of real estate as of December 31, 1995 is based on preliminary data.

NOTE D - ALLOWANCE FOR LOSSES

      Activity in the allowance account was as follows:

                                          Year Ended December 31
                                           1995             1994

Beginning balance................. ....  $   525         $ 1,356
Provision for losses...................                      525
Charge-offs on foreclosures and sales..                   (1,356)
Recoveries of provisions for losses....     (250)
Ending balance.........................  $   275         $   525

       At December 31, 1995, the recorded investment in mortgage loans that was considered to be impaired under FASB 114 was one mortgage loan (Citrus Center) with a carrying value of $1,868,000. This loan, for which the Company owns a 20.99%
participation, was modified in 1995. The interest rate was reduced from 9% to 8%, with the 1% difference to be deferred until the note matures on November 30, 1998. Certain payments past due at June 1995 along with the unpaid principal balance is due on November 30, 1998. At December 31, 1995, the balance of the allowance for losses related to this mortgage loan. This allowance ($275,000) had been recorded at December 31, 1994. For the years ended December 31, 1995 and 1994, the Company

NOTE D - ALLOWANCE FOR LOSSES (continued)

recognized interest income on this impaired loan of $174,000 and $85,000, respectively, compared to interest income according to its original terms of $172,000 in each year.

       During the year ended December 31, 1995 and 1994, the Company's investment in a mortgage loan collateralized by Cowesett Corners Shopping Center was impaired and nonperforming. At December 31, 1994, the Company had recorded an allowance for losses related to this mortgage loan of $250,000. Because of the expected pay-off of this mortgage loan in 1995, the Company reduced its allowance for losses by this amount. The mortgage loan was foreclosed effective December 1, 1995. See Note C. For the years ended December 31, 1995 and 1994, the Company recognized interest income on this loan of $222,000 and $58,000, respectively, compared to interest income according to its original terms of $568,000 and $620,000, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

       Until April 1992, the Company was managed pursuant to a Management Agreement with L & N Housing Managers, Inc. ("Prior Manager"), a wholly-owned subsidiary of Lomas Financial
Corporation ("LFC"). The Prior Manager served as the Company's investment advisor, administering the day-to-day affairs of the Company and representing the Company in its dealing with third parties, subject to the supervision of the Company's Board of Directors. LFC also owned 352,000 shares of the Company's common stock.

       In 1992, EastGroup Properties, a Maryland real estate investment trust ("EastGroup"), and Walker Investments L.P. ("Walker"), purchased 352,000 shares of the Company's Common Stock from LFC. The agreement pursuant to which the shares were purchased (the "Agreement") further provided that the Prior Manager would assign its rights and duties as manager under the Management Agreement to LNH REIT Managers, a Mississippi general partnership (the "Manager") which is an affiliate of EastGroup and Walker. The Management Agreement was amended to substitute the Manager for the Prior Manager under the Management Agreement. EastGroup and Walker agreed to pay an aggregate of $406,000 to the Company, in consideration of the assignment of the Prior Manager's duties and responsibilities as manager under the Management Agreement to LNH REIT Managers. The $406,000 has been paid in installments subject to the maximum amount that the Company may receive in a year without violating the 95% gross income test set forth in
Section 856(c) of the Internal Revenue Code.  The unpaid balance

NOTE E - RELATED PARTY TRANSACTIONS (continued)

of the $406,000 accrued simple interest at the rate of 6.6% and the obligation of EastGroup and Walker to pay any unpaid balance of the $406,000 terminated on January 1, 1996. During the year ended December 31, 1995 and 1994, the Company accrued $41,000 and $125,000, respectively, as income pursuant to the assignment of the Management Agreement and recorded $2,000 and $10,000, respectively, in interest on the unpaid balance. The final payment on this obligation was received in September 1995.

        On March 24, 1995, EastGroup and its wholly owned subsidiary, EGP Managers, Inc. ("EGP Managers"), entered into an agreement (the "March 24, 1995 Agreement") with Walker and certain entities affiliated with Walker and its affiliates pursuant to which EastGroup agreed to purchase 383,775 shares of the Company's Common Stock from Walker and EGP Managers agreed to purchase Walker's interest in the Manager. On that same date, the Board of Directors of the Company approved an additional amendment to the Management Agreement pursuant to which EGP Managers would assume the obligations and duties of Managers under the Management Agreement effective upon the Closing of the transactions set forth in the March 24, 1995 Agreement, which Closing took place on April 3, 1995. The Management Agreement, as amended, was renewed at its original expiration on December 31, 1995 but it will terminate on the effective date of the Company's merger with EastGroup Properties.

       The Manager had entered into an Administration Agreement with Congress Street Properties, Inc. (" Congress Street"), a Delaware corporation and then an affiliate of EastGroup, pursuant to which Congress Street provided day-to-day administrative services to the Company, including office space, equipment and personnel incident thereto. The Administration Agreement was terminated by EGP Managers effective March 31, 1995.

       Pursuant to the Management Agreement, the Company has no employees. All personnel required for the administration of the Company's operations, including LNH's officers, were compensated by EastGroup. The Company bears the costs of independent agents, such as attorneys, auditors and appraisers, retained on behalf of the Company; of expenses connected with the acquisition, operation and disposition of its real property interests; and of shareholder communications, directors' fees and franchise taxes.

NOTE F - MARKETABLE EQUITY SECURITIES

    The Company's investment in marketable equity securities consists of the following:

                 December 31, 1995           December 31, 1994
              -------------------------  ------------------------
                                Quoted                     Quoted
             Ownership          Market  Ownership          Market
              Interest  Cost     Value  Interest   Cost     Value
             --------- ------- ------   -------- --------- ------
Liberte'
Investors      2.41%  $  169  $  675      2.41%  $  169   $  525
 ("Liberte'")        =======  ======            =======    =====

       On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and classified its investments as securities available-for-sale. Accordingly, as of December 31, 1995 and 1994, investment securities are carried at fair value with the unrealized gain of $506,000 and $356,000, respectively, presented as a separate component of stockholders' equity.

      The income tax basis of the investment in marketable equity securities at December 31, 1995 was $6,028,000.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

        The   following  table  provides  information   regarding
supplemental cash and noncash investing and financing activities:

                                           Year Ended December 31
                                              1995           1994
                                             (In thousands)
Loan foreclosures, net of allowance for
  losses, added to real
  estate properties...................     $ 5,971       $ 6,806 (1)
Loans made to facilitate sales of real
  estate owned........................       2,200           200
Unrealized gain on marketable equity
  securities..........................         150           356

(1) This includes the 22.22% minority participant's ownership of $1,512,000.


NOTE H - REVERSE REPURCHASE AGREEMENT

       The Company does not in the ordinary course of business take possession of the securities which collateralize its reverse repurchase agreements (assets purchased under agreements to resell). The Company has controls which consist of the right to demand additional collateral or return of these invested funds at anytime the collateral value is less than the invested funds plus any accrued earnings thereon. The Company conducts these transactions on a short term basis with Deposit Guaranty National Bank with which it has a normal business relationship. At December 31, 1995, the Company had $645,000 invested in reverse repurchase agreements which can be withdrawn at any time without penalty.

NOTE I - INCENTIVE COMPENSATION PLAN

       In December 1993, the Board of Directors approved the LNH REIT, Inc. Incentive Compensation Plan, ("Incentive Plan") which was effective as of October 1, 1993. Under the Incentive Plan, 80,000 incentive compensation units were granted to officers of the Company. An incentive compensation unit is a right to receive an amount equal to the dividend paid on a specified number of shares and is payable to the grantee in cash as the corresponding payments are made to shareholders. At December 31, 1994, 80,000 incentive compensation units were outstanding under the incentive plan and there were no additional units available for grant. Compensation expense related to the Incentive Plan for the years ended December 31, 1995 and 1994 was $34,000 and $37,000, respectively.

NOTE J - NEWLY ISSUED ACCOUNTING STANDARDS

        In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table represents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                     1995
                                               Carrying    Fair
                                               Amount     Value
                                                (In thousands)
   Financial Assets
          Cash and cash equivalents            $1,016     1,016
          Investment in marketable
            securities                            675       675
          Mortgage loans                        6,860     6,899

    The carrying amounts shown in the table are included in the balance sheet under the indicated captions, net of related allowance for losses.

    The following methods and assumptions were used to estimate fair value of each class of financial instruments.

    Cash and cash equivalents: The carrying amounts approximate fair value because of the short maturity of those instruments.

Mortgage loans: The fair value of performing mortgage loans is estimated using discounted cash flows at current interest rates for loans with similar terms and maturities. The fair value for nonperforming loans is based on the underlying estimated collateral value.

Investment in marketable securities: The fair value of the equity investment is based on quoted market prices at the reporting date for the investment. Because this investment is classified as a security available-for-sale, it is carried at fair value with the unrealized gain of $506,000 presented as a separate component of stockholders' equity.


NOTE L - PROPOSED MERGER

       On September 6, 1995 (amended on December 6, 1995), LNH REIT, Inc. and EastGroup Properties announced that the Special Committees of the Boards of each company had agreed in principle to a merger between LNH and EastGroup. The Company's shareholders would receive shares of EastGroup with a value of $8.10 for each LNH share. The number of EastGroup shares that LNH shareholders receive would be determined by dividing the value $8.10 by the average trading price of EastGroup shares during the 10 trading days prior to the effective date of the merger. EastGroup presently owns 23.4% of LNH. The merger is subject to several conditions, including shareholder approval, receipt of a satisfactory fairness opinion by LNH and registration of the EastGroup shares to be issued in the merger with the Securities and Exchange Commission. As a result of the transaction, EastGroup will succeed to the operations and net assets of the Company and the Company will cease to be a reporting company under the Securities Exchange Act of 1934, as amended.


Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

  None.
                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16 (a) of the Exchange Act.

  The Registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 10.  Executive Compensation.

  Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

  The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

  The Registrant's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Registrant's fiscal year is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

 (a)Exhibits required by item 601 of Regulation S-B:
    (3)(a)By-Laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-11 (No. 2-70446) dated December 31, 1980).
            (b)Articles of Incorporation of the Company
        (incorporated by reference to Company's Annual Report on Form 10-K for the period ended December 31, 1981).
            (c)Amendment to Articles of Incorporation of the Company (incorporated by reference to Amendment No. 4 of the Company's Registration Statement on Form S-11 (No. 2-70446) dated May 14, 1981).
    (10)Material Contracts
            (a)Conformed copy of Management Agreement among the Company, the Prior Manager and LFC* (the "Management Agreement"), (incorporated by reference to the Company's Registration Statement of Form S-11 (No.2-70446) dated December 31, 1980).
            (b)First Amendment to Management
        Agreement,*(incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31,1988).
            (c)Second Amendment to Management Agreement,* (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1991).
             (d)Third Amendment to Management
        Agreement,*(incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
             (e)Administration Agreement between LNH REIT
        Managers and Congress Street Properties, Inc. dated April 22, 1992 (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
             (f)First Amendment to Administration Agreement dated January 1, 1995 among Parkway Congress Corporation, EastGroup Properties and LNH REIT Managers (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1994).
             (g)Fourth amendment to Management Agreement (filed herewith).
    (21)Subsidiaries:
      LNH Florida, Inc.
      LNH K.C., Inc.
      LNH R.I., Inc.
   (25)Powers of Attorney, filed herewith.
   (27)Financial Data Schedules, filed herewith.
 (b)Reports on Form 8-K
           The Company filed Form 8-K dated December 15, 1995 for disclosure of the Company's foreclosure of the mortgage loan collateralized by the Cowesett Corners Shopping Center.


                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


*                                       /s/ Leland R. Speed
H. C. Bailey, Jr., Trustee              Leland R. Speed,
     March 18, 1996                     Chairman of the Board
                                        (Principal Executive Officer)
                                         March 18, 1996

*                                       /s/ Ken Redford
Ted Enloe, Director                     Ken Redford, Controller
     March 18,1996                      March 18, 1996

*                                       /s/ Keith McKey
George R. Farish, Director              N. Keith McKey
     March 18, 1996                     Executive Vice President,
                                        Chief Financial Officer,
                                        and Secretary
                                        March 18, 1996

     /s/ Keith McKey
* By N. Keith McKey, Attorney in Fact