Form 10KSB/A
period 1995-12-31
LNH REIT INC
filed 1996-04-12
CIK 350206

                                _______________

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                _______________

                                 FORM 10-KSB/A


                            AMENDMENT TO FORM 10-KSB
                               Filed Pursuant to
                      THE SECURITIES EXCHANGE ACT OF 1934

                                 LNH REIT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1995 as set forth in the pages attached hereto:

  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            -------------------------------------------------------------------
            Compliance with Section 16(a) of the Exchange Act.
            -------------------------------------------------------------------

  Item 10.  Executive Compensation.
            -------------------------------------------------------------------

  Item 11.  Security Ownership of Certain Beneficial Owners and Management.
            -------------------------------------------------------------------

  Item 12.  Certain Relationships and Related Transactions.
            -------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 12, 1996

                                              LNH REIT, INC.


                                              By /s/ N. Keith McKey
                                                 -------------------------------
                                                     N. Keith McKey
                                                     Senior Vice President,
                                                     Chief Financial Officer
                                                     and Secretary

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  BOARD OF DIRECTORS
  ------------------

  The following table describes the present directors of LNH REIT, Inc. ("LNH" or the "Company").

 NAME, POSITION AND                                                       PRINCIPAL OCCUPATION AND BUSINESS
 TENURE WITH THE COMPANY                                       AGE        EXPERIENCE FOR PAST FIVE YEARS (1)
 -----------------------                                       ---        ----------------------------------
 H. C. Bailey, Jr.                                              56        President of H. C. Bailey Company (real estate development
   Director since 1992                                                    and investment); President of Bailey Mortgage Company
                                                                          (mortgage banking) and Chairman of the Board and Chief
                                                                          Executive Officer and President of Security Savings & Loan
                                                                          Association (2) until 1992.

 Robert Ted Enloe, III                                          57        President of Liberte Investors; President of the Company
   Director since 1981                                                    until 1992; Director and President of Lomas Financial
                                                                          Corporation from 1975 to 1992.


 George R. Farish                                               43        President of Houston Savings Association since 1985.
   Director since 1992


 Leland R. Speed                                                63        Chief executive officer of the Company since 1992,
   Director since 1991                                                    EastGroup Properties and The Parkway Company; Chief
   and Chairman since 1995                                                executive officer of Eastover Corporation, Congress Street
                                                                          Properties, Inc. and Rockwood National Corporation until
                                                                          1994, and EB, Inc. until 1995.
- ----------------------------

(1) Unless otherwise stated, each person has held the positions indicated for at least the past five years.

(2) Security Savings & Loan Association was placed in receivership by the Resolution Trust Corporation in 1992.



OTHER DIRECTORSHIPS AND TRUSTEESHIPS
- ------------------------------------

                 Members of the Board of Directors serve on the Boards of Directors or the Boards of Trustees of the following publicly-held companies:

       NAME                                                 COMPANY
- ---------------------                           -----------------------------------
H.C. Bailey, Jr.                                   EastGroup Properties
                                                   The Parkway Company

Robert Ted Enloe, III                              Compaq Computer Corporation
                                                   Leggett & Platt, Inc.
                                                   Liberte Investors
                                                   Sixx Holdings, Inc.
                                                   Epikon Corporation

George R. Farish                                   The Parkway Company

Leland R. Speed                                    EastGroup Properties
                                                   Farm Fish, Inc.
                                                   First Mississippi Corporation
                                                   KLLM Transport Services, Inc.
                                                   The Parkway Company


EXECUTIVE OFFICERS
- ------------------

                 The following is a list of the Company's executive officers.

 NAME, POSITION AND                                           PRINCIPAL OCCUPATION AND BUSINESS
 TENURE WITH THE COMPANY                           AGE        EXPERIENCE FOR PAST FIVE YEARS (1)
 -----------------------                           ---        ----------------------------------
 Leland R. Speed                                   63      See Table under "Board of Directors."
   Director since 1991
   and Chairman of the
   Board since 1995

 David H. Hoster II                                50      President and Trustee of EastGroup Properties since 1993
   President since 1995                                    and Executive Vice President of EastGroup Properties
                                                           until 1993; President of the Company since 1995 and
                                                           Executive Vice President of the Company from 1992 until
                                                           1995; Executive Vice President of Congress Street
                                                           Properties, Inc., Eastover Corporation, The Parkway
                                                           Company and Rockwood National Corporation from 1988 to
                                                           1994, and EB, Inc. from 1993 to 1994.

 NAME, POSITION AND                                                      PRINCIPAL OCCUPATION AND BUSINESS
 TENURE WITH THE COMPANY                                        AGE      EXPERIENCE FOR PAST FIVE YEARS (1)
 ---------------------                                          ---      ----------------------------------
 Steven G. Rogers                                                41      President of The Parkway Company since 1993 and Senior
   Senior Vice President                                                 Vice President of The Parkway Company from 1988 to 1993;
   since 1992                                                            Senior Vice President of the Company since 1992; Senior
                                                                         Vice President of Congress Street Properties, Inc.,
                                                                         Eastover Corporation, EastGroup Properties and Rockwood
                                                                         National Corporation until 1994, and EB, Inc. until 1995.

 N. Keith McKey                                                  45      Executive Vice President of EastGroup Properties since
   Senior Vice President                                                 1993 and Chief Financial Officer since 1992; Senior Vice
   and Chief Financial                                                   President of the Company since 1992; Senior Vice
   Officer since 1992                                                    President of Congress Street Properties, Inc., Eastover
                                                                         Corporation, EB, Inc., The Parkway Company and Rockwood
                                                                         National Corporation until 1994.

_____________________

(1) There are no family relationships between any of the directors or executive officers of the Company.


SECTION 16 COMPLIANCE
- ---------------------

                 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, officers and more than 10 percent shareholders of the Company file reports with the Securities and Exchange Commission within the first 10 days of the month following any purchase or sale of Shares. The Company is not aware that any director or officer failed to make such filings in a timely manner during 1995.


ITEM 10.         EXECUTIVE COMPENSATION.

                 INCENTIVE COMPENSATION PLAN. The officers of the Company receive no salary for the services they render to the Company. See "Item 12. Certain Relationships and Related Transactions--Management Agreement." The Board of Directors has adopted, however, an Incentive Compensation Plan effective October 1, 1993 (the "Plan") pursuant to which Incentive

Compensation Units with respect to 80,000 shares ("ICUs") have been granted to certain executive officers of the Company. An ICU is the right to receive the following payments: (i) per share regular dividends paid to shareholders of the Company; and (ii) the amount by which cumulative per Share special dividends (a dividend that is not a regular dividend, as determined by the "Committee" described below) exceeds the fair market value of a share on the date the ICU is granted ($9.00 with respect to all outstanding ICUs).

                 The Plan also provides for payments to holders of ICUs in the event of a major corporate transaction. In the event (i) a person makes a tender offer or other offer for all of the Company's outstanding shares; (ii) the Board of Directors recommends that the Company's Shareholders accept such offer; and (iii) as a result of such offer that person becomes the beneficial owner (as defined under Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of 80% or more of the Company's outstanding shares, the Company shall pay the grantee of an ICU the amount by which (A) the per share amount paid to shareholders pursuant to the offer plus the per share special dividends paid to the Company's shareholders after the date grant is greater than (B) the fair market value of a share on the date of grant of the ICU. If the Company enters into a merger with another person pursuant to which the Company is not the surviving corporation, the Company shall pay the grantee of an ICU the amount by which (i) the fair market value of the per share consideration paid to shareholders pursuant to the merger plus cumulative per share special dividends paid to the Company's shareholders after the date of the grant of the ICU exceed (ii) the fair market value of a share on the date of grant of the ICU. The fair market value of the consideration paid in the merger, if such consideration is not cash, shall be determined by the Committee.

                 The Plan is administered by a committee (the "Committee") of not less than three directors. None of such directors shall be or shall have been for one year eligible for selection as a grantee under the Plan. ICUs will terminate (i) when the grantee ceases to be an officer of the Company or
(ii) in the event EastGroup Properties disposes of all of its shares in a transaction in which the other shareholders of the Company do not have an opportunity to sell their shares.

                 During the year ended December 31, 1995, the Company made payments of $8,820, $7,560, $7,560 and $7,560 to Messrs. Speed, Hoster, McKey and Rogers, respectively, pursuant to ICUs.

                 DIRECTORS' FEES. Under the Company's standard compensation arrangements with directors, directors are paid a quarterly stipend of $1,250, plus $500 and reimbursement of actual expenses for attendance at each meeting of the Board or of a committee established by the Board. Only one fee is paid in the event that more than one meeting is held on a single day.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of the Company's knowledge, no person or group (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934) owned beneficially, as of April 1, 1996, more than 5% of the outstanding shares except for the persons named in the following table.

                                          Amount and Nature           Percent
                                            of Beneficial                of
      Name of Beneficial Owner                Ownership                Class
      ------------------------           --------------------          -----
 EastGroup Properties                        515,200 (1)               23.42%
 300 One Jackson Place
 188 East Capitol Street
 Jackson, Mississippi 39201

 Dimensional Fund Advisors Inc.              139,100 (2)                6.32%
 1299 Ocean Avenue, Suite 650
 Santa Monica, California 90401


 Spiritas, Inc.                              110,800 (1)                5.04%
 5219 Second Avenue
 Dallas, Texas 75210
- ----------------------------

(1) Based upon an amended Schedule 13D filed with the Securities and Exchange Commission.

(2) As disclosed in a filing with the Securities and Exchange Commission dated February 11, 1992, on Schedule 13G by Dimensional Fund Advisors Inc. ("Dimensional"), as registered investment advisor, Dimensional is deemed to have beneficial ownership of 139,100 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open end investment company, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


SECURITY OWNERSHIP OF MANAGEMENT
- --------------------------------

                 The following table sets forth the shares beneficially owned to the best of the Company's knowledge, as of April 1, 1996, by each director, executive officer and by the directors and officers of the Company as a group.

                                                       NUMBER OF SHARES                        PERCENTAGE
                                                         BENEFICIALLY                           OF SHARES
                    NAME                                     OWNED                             OUTSTANDING
                    ----                               ----------------                        -----------
 H.C. Bailey, Jr.                                             0                                    0%

 Robert Ted Enloe, III                                        0                                    0

 George F. Farish                                             0                                    0

 Leland R. Speed                                              0                                    0

 David H. Hoster II                                           0                                    0

 Steven G. Rogers                                             0                                    0

 N. Keith McKey                                               0                                    0

 All officers and directors as a group                        0                                    0



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 EXPENSE-SHARING ARRANGEMENTS. Until December 31, 1994, EastGroup had an expense-sharing agreement with Congress Street Properties, Inc. ("Congress Street"), The Parkway Company ("Parkway"), and Eastover Corporation ("Eastover") pursuant to which the participants shared administrative offices at the same location in Jackson, Mississippi and common officers and other personnel, subject to the authority of the board of each member company to elect or appoint and remove its officers in accordance with its certificate of incorporation, declaration of trust or other charter documents and applicable law. EB, Inc. ("EB") had a separate administrative agreement with Congress Street which allowed EB to participate in the expense-sharing arrangement on the same basis as the companies which were parties to the expense-sharing agreement. The Company had a separate administration agreement with Congress Street (and later EastGroup) which terminated effective March 31, 1995. See "--

Administration Agreement." Under this arrangement, the participants shared the cost of the common officers and other employees and of shared facilities and activities. These common costs were initially paid by Congress Street, which served as the administrator of the arrangement, and the other participants paid Congress Street an annual fee (on a monthly basis) of one-half of one percent of their assets which were publicly-traded securities, and Congress Street was paid a fixed annual fee in equal monthly installments by the Company. After these fees and any profits of Eastover Realty Corporation, a real estate company that was a subsidiary of Congress Street, were subtracted from total common costs, the remaining common costs were allocated on a monthly basis among EastGroup, Parkway, Congress Street, Eastover and EB (collectively, the "Expense-Sharing Participants") in proportion to their assets other than publicly-traded securities, based on their balance sheets as contained in their most recent SEC filings. Certain costs which the common officers believed to be particularly attributable to each member company were not shared. These non-allocable costs included but were not limited to directors' and trustees' fees, legal, audit and stock transfer expenses, stationery and items of similar nature. Since the allocation formula was not based upon actual costs incurred by each member company, the allocation may have, from time to time, resulted in a greater or lesser charge to each member company than would have resulted if actual costs to each member company were allocated.

                 In connection with the business combinations involving the Expense-Sharing Participants (i.e., Congress Street merged with a wholly-owned subsidiary of Parkway on November 29, 1994, Eastover combined with EastGroup on December 22, 1994 and EB combined with Parkway on April 27, 1995), the above described expense-sharing arrangements terminated on December 31, 1994, except that EastGroup had the responsibility for managing the Company under the prior administration agreement between the Company and Congress Street. See "-- Administration Agreement." Since that date, Parkway and EastGroup each have their own respective officers and employees, who do not serve as officers or employees of the other company, except for Leland R. Speed, who continues to serve as the Chief Executive Officer of both companies, and a small number of clerical and support staff employees. The officers of EastGroup also continue to serve as officers of the Company; in addition, the President of Parkway--Steven G. Rogers--continues to serve as an officer of the Company. David H. Hoster II and N. Keith McKey, who formerly served as officers of all the Expense-Sharing Participants, now serve as officers of EastGroup and the
Company and not Parkway.   EastGroup, the Company and Parkway continue to share
the same leased office space at One Jackson Place in Jackson, Mississippi and share the services of Mr. Speed and certain clerical and support staff employees and expenses related thereto are shared among Parkway and EastGroup (except for certain costs which can be attributed to either company based on its actual use of the services involved). The Company's costs are paid as provided in the Management Agreement (described below).

                 MANAGEMENT AGREEMENT. The Company has no salaried employees; its officers are elected by the Board of Directors solely to facilitate the execution of commitments and other obligations on behalf of the Company. Except for certain benefits received pursuant to the Incentive Compensation Plan effective October 1, 1993, none of the officers of the Company receives any remuneration from the Company in his or her capacity as an officer of the Company. EGP Managers provides all executive and administrative personnel, office space and general services required by the Company.

                 Management services for the Company are rendered by EGP Managers under a Management Agreement. Until April 3, 1995, the manager, pursuant to the Management Agreement, was LNH REIT Managers, a Mississippi general partnership in which Walker Managers, L.P. ("Walker") and EGP Managers were equal partners. In connection with EastGroup's purchase of 383,775 Shares for $7.50 in cash per Share from affiliates of Walker, EGP Managers purchased Walker's one-half interest in LNH REIT Managers, and EGP Managers replaced LNH REIT Managers as manager under the Management Agreement. EGP Managers is entitled to receive a basic annual fee (the "Basic Fee"), payable in monthly installments, equal to the sum of 1.25% of the first $100,000,000 or portion thereof of the Company's Invested Assets (as defined in the Management Agreement), 1.125% of the second $100,000,000 or portion thereof, 1.00% of the third $100,000,000 or portion thereof, 0.875% of the fourth $100,000,000 or portion thereof and 0.75% of the portion (if any) of Invested Assets exceeding $400,000,000.

                 EGP Managers may also receive incentive compensation equal to the excess, if any, of (x) the Average Annual Incentive Fee (as defined below) for the period from May 26, 1981 (the date on which the Company received the net proceeds of the public offering of Shares), to the end of any fiscal year, multiplied by the number of 12-month fiscal years and fractions thereof in such period, over (y) the aggregate amount of incentive fee, if any, earned by the manager in prior years. The "Average Annual Incentive Fee" at the end of any fiscal year will be equal to the sum of:

                 (i) 10% of the amount by which the Average Annual Net Profit (as defined in the Management Agreement) from May 26,

1981, to such time exceeds 12% of the Average Net Worth (as defined in the Management Agreement) for such period; and

                 (ii) 5% of the amount by which the Average Annual Net Profit from May 26, 1981, to such time exceeds 17% of the Average Net Worth for such period; and

                 (iii) 5% of the amount by which the Average Annual Net Profit from May 26, 1981, to such time exceeds 22% of the Average Net Worth for such period.

                 During the year ended December 31, 1995, the Company paid Management Fees of $294,000. EGP Managers did not receive incentive compensation in the fiscal year ended December 31, 1995, and is not expected to receive incentive compensation in the current fiscal year. Effective July 1, 1994, EGP Managers agreed to amend the Management Agreement to provide that the Management Fee paid by the Company will not exceed $29,167 per month. The Management Agreement will be terminated on the Effective Date.

                 ADMINISTRATION AGREEMENT. Effective April 22, 1992, LNH REIT Managers entered into an administration agreement (the "Administration Agreement"), with Congress Street. Under the Administration Agreement, Congress Street (and later EastGroup) administered the day-to-day business of the Company in return for a $125,000 annual fee, payable by the Company's manager. In connection with the termination of the expense-sharing arrangements described above, EastGroup assumed Congress Street's duties under the Administration Agreement. The Administration Agreement was terminated effective March 31, 1995.